Form 10-K
period 2025-12-31
BCB BANCORP INC
filed 2026-03-09
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2025, as reported by the Nasdaq Global Market, was approximately $131.7 million.

As of March 2, 2026, there were 17,358,931 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2026 Annual Meeting of Stockholders of the Registrant (Part III)

i

ii

PART I

ITEM 1. BUSINESS

BCB Bancorp, Inc.

BCB Bancorp, Inc. (individually referred to herein as the “Parent Company” and together with its subsidiaries, collectively referred to herein as the “Company”) is a New Jersey corporation established in 2003 and is the holding company parent of BCB Community Bank (the “Bank”). The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. Our telephone number is 1-(800)-680-6872 and our website is www.bcb.bank. Information on our website is not incorporated into this Annual Report on Form 10-K. At December 31, 2025 we had $3.279 billion in consolidated assets, $2.674 billion in deposits and $304.3 million in consolidated stockholders’ equity. The Parent Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System.

BCB Community Bank

The Bank opened for business on November 1, 2000, as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At December 31, 2025, the Bank operated at twenty-three branches in Bayonne, Edison, Hoboken, Fairfield, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and one in Hicksville, New York, through executive offices located at 104-110 Avenue C, and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Focusing on profitability. Management is focused on optimizing profitability while also meeting the needs of businesses and individuals in its community. The persistently high interest rate environment and competition for liquidity have negatively impacted margins for our industry. In addition, we incurred substantial loan charge-offs during 2025 that adversely affected our profitability. Throughout 2025, management took proactive steps to address asset quality and strengthen our capital position and liquidity profile. We believe that these actions have created a more resilient foundation and position the Company well as we enter 2026. Management continues to prudently manage its balance sheet to protect its spread income in a challenging operating environment. Additionally, Management continues to be committed to managing and controlling our non-interest expenses to improve our efficiency ratio.

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

Emphasizing real estate-based lending. A primary focus of our business strategy in 2026 is to originate loans secured by commercial and multi-family properties. Such loans generally provide higher returns than loans secured by one-to-four family properties. As a result of our underwriting practices, including debt service requirements for commercial real estate and multi-family loans, management believes that such loans offer us an opportunity to obtain higher returns without a significant increased level of risk in most cases.

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

In the financial services industry in recent years, intense market demands, technological and regulatory changes, and economic pressures have eroded industry classifications that were once clearly defined. Banks have diversified their services, competitively priced their deposit products and become more cost-effective as a result of competition with each other and with new types of financial service companies, including non-banking competitors. Some of these market dynamics have resulted in a number of new bank and non-bank competitors, increased merger activity, and increased customer awareness of product and service differences among competitors. FinTechs continue to emerge in key areas of banking. In addition, larger established technology platform companies continue to evaluate, and in some cases, create businesses focused on banking products. We closely monitor activity in the marketplace to ensure that our products and services are technologically competitive. Our overall strategy involves seeking to identify partnerships and possible investment opportunities in technology-driven companies that can augment our distribution and product capabilities.

Lending Activities

Loan Maturities. The following table sets forth the contractual maturity of our loan portfolio at December 31, 2025. The amount shown represents outstanding principal balances. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as being due in one year or less. The table does not include prepayments or scheduled principal repayments.

	Due within 1 Year	Due after 1 through 5 Years	After 5 Years through 15 Years	After 15 Years	Total
	(In Thousands)
Residential One-to-four family	$-	$4,892	$22,811	$199,005	$226,708
Commercial and multi-family (1)	179,478	491,540	356,573	1,013,177	2,040,768
Cannabis related (2)	13,492	22,650	4,118	29,033	69,293
Construction (1)	63,603	-	-	4,918	68,521
Commercial business (1) (3)	76,411	34,906	45,429	11,713	168,459
Business express	423	1,484	72,955	-	74,862
Home equity (4)	265	2,080	10,571	61,416	74,332
Consumer	2,922	507	151	-	3,580
Total amount due	$336,594	$558,059	$512,608	$1,319,262	$2,726,523

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Loans with Fixed or Floating or Adjustable Rates of Interest. The following table sets forth the dollar amount of all loans at December 31, 2025 that are due after December 31, 2026, and have fixed interest rates or that have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In Thousands)
Residential One-to-four family	$140,881	$85,827	$226,708
Commercial and multi-family (1)	278,219	1,583,071	1,861,290
Cannabis related (2)	3,669	52,132	55,801
Construction (1)	-	4,918	4,918
Commercial business (1) (3)	31,120	60,928	92,048
Business express	74,200	239	74,439
Home equity (4)	11,707	62,360	74,067
Consumer	658	-	658
Total amount due	$540,454	$1,849,475	$2,389,929

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Commercial and Multi-family Real Estate Loans. Commercial real estate loans are secured by improved property such as office buildings, mixed use buildings, retail stores, shopping centers, warehouses, and other non-residential buildings. Loans secured by multi-family properties contain five or more residential units. Generally, the Bank offers fully amortizing loans on both property types at loan amounts up to 75 percent of the appraised value of the property. Both commercial and multi-family real estate loans are generally made at rates that adjust above the Federal Home Loan Bank of New York interest rate, with terms of up to 30 years. In addition, the Bank offers balloon loans with fixed interest rates which generally mature in three to five years with amortization periods up to 30 years. The Bank’s owner-occupied loans represented 22% of total Commercial and multi-family loans as of December 31, 2025, and the Bank’s multi-family portfolio represented 24% of the total Commercial and multi-family real estate loans. The rent-controlled portion comprised 6% of total multi-family loans. The Bank’s multi-family loan portfolio had average LTVs of 54%. As of December 31, 2025, the Bank’s largest commercial real estate loan had an outstanding principal balance of $41.8 million. The borrower is a well-known private university, and the loan is secured by various properties which are associated with university functions. This loan is performing in accordance with its terms at December 31, 2025.

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

Construction Loans. The Bank offers loans to finance the construction of various types of commercial and residential properties. Generally, construction loans are offered with terms of up to twenty-four months, with adjustable interest rates tied to a margin above Prime Rate. Customarily, the Bank originates loans on projects which have all necessary permits and approvals in place to the Bank’s satisfaction. Construction loan funds are disbursed as the project progresses. The Bank also offers construction loans that convert to a permanent mortgage on the property upon completion of the project, provided compliance with conditions set forth at loan approval. Terms of such permanent mortgage loans are similar to other mortgage loans secured by similar properties, with the interest rate established at the time of conversion. As of December 31, 2025, the Bank’s largest construction loan has a borrowing capacity of $19.5 million, all of which has been disbursed. The loan is recourse to a well-capitalized borrower, with proceeds used to construct a multifamily development in northern New Jersey. This loan is performing in accordance with its terms at December 31, 2025.

Construction financing is generally considered a higher risk lending product. To mitigate risks, the Bank will, among other things, obtain a plan and cost review from a third-party vendor, which reviews the borrowers proposed construction budget for appropriateness. The Bank will also obtain an appraisal report which provides values based on various possible project results. These reports generally include value scenarios such as “As Is,” “As Completed,” “As Stabilized,” “As a Rental,” “As Sellout,” and “As a Bulk Sale.”

Commercial Business Loans. The Bank offers a variety of commercial business loans in the form of either lines of credit or fully amortizing term loans. Lines of credit (LOCs) are typically utilized for working capital purposes. LOCs are either revolving or non-revolving and provide loan terms between one and three years. LOC repayment is generally interest-only with adjustable interest rates tied to a margin above Prime Rate. Term loans are typically utilized for the purchase of a business or equipment for a business and carry fully amortizing terms up to seven years. Term loan interest rates may be fixed or adjustable and tied to a margin above the Federal Home Loan Bank of New York rate. Commercial business loans are underwritten based upon the borrower’s ability to service such debt from cash flow. These loans are generally made to small and mid-sized companies located within the Bank’s primary and secondary lending areas. Depending on the circumstances, a commercial business loan may be secured by equipment, accounts receivable, inventory, chattel, or other assets. As of December 31, 2025, the Bank’s largest commercial business loan has an outstanding balance of $20.7 million and is collateralized by 2nd mortgages on various franchises. This loan is performing in accordance with its terms at December 31, 2025.

Commercial business loans generally have higher rates and shorter terms than one-to-four family residential loans but may also involve higher average balances and a higher risk of default, as their repayment generally depends on the success of the borrower’s business. The Bank has further segregated its commercial business portfolio into commercial business express loans that carry higher risk relative to other commercial business loans. The Bank had originated commercial business express loans to support small business owners coming out of the COVID crisis. The portfolio consists of a large number of loans with majority of the loans carrying a balance of $250,000 or lower. As business express loans matured, management offered longer extension terms to its customers with pricing reflective of the current higher rate environment compared to when these loans were originated in the past. Management is also following a very strict loan loss reserving and charge-off policy for these loans where the business express loans, as a rule, are given a specific reserve at the 60-days delinquent mark and charged-off once the loans hit 90-days delinquent status. In some circumstances, based on discussions with the customers and review of their financial situation, management may offer alternative terms. On December 31, 2025, the size of the business express loans portfolio was $74.9 million and the total loan loss reserves for the portfolio totaled $10.4 million. The significantly higher level of loan loss reserves established for business express loans reflect the higher losses experienced in the portfolio during 2025 that has informed management’s view on the remaining lifetime losses in the portfolio. Management continues to gather more empirical data to refine its estimate of the lifetime losses in the business express loans portfolio and believes the level of loan loss reserves established on December 31, 2025, reflect the current view on the remaining losses left in the portfolio based on available information at that time. The Bank discontinued the origination of business express loans during 2023 and no longer offers this product to its customers.

SBA Lending. The Bank offers qualifying business loans guaranteed by the U.S. Small Business Administration (“SBA”). Amongst other characteristics, SBA borrowers are often sound businesses but may have a smaller amount of equity funds to invest in their businesses, may be at an emergent stage of business development, or have other characteristics that may make them ineligible for conventional bank loans. There is a well-developed market for the sale of the guaranteed portion of SBA 7(a) loans. As of December 31, 2025, the Bank’s largest SBA loan has an outstanding balance of $4.8 million and is secured by a gym located in Marlboro, NJ. This loan is performing in accordance with its terms at December 31, 2025.

Residential Lending. Residential loans are secured by one-to-four family dwellings, condominiums and cooperative units. Residential mortgage loans are secured by properties located in our primary lending areas of Bergen, Essex, Middlesex, Hudson, Monmouth and Richmond Counties; adjoining counties are considered as our secondary lending areas. Generally, we originate residential mortgage loans up to 80 percent loan-to-value at a maximum loan amount of $2.5 million and 75 percent loan-to-value at a maximum loan amount of $5.0 million for primary residences. The loan-to-value ratio is based on the lesser of the appraised value or the purchase price without the requirement of private mortgage insurance. We will originate loans with loan-to-value ratios up to 90 percent, provided the borrower obtains private mortgage insurance approval. We originate both fixed and adjustable-rate residential loans with a term of up to 30 years. We offer 15, 20, and 30 year fixed, 15/30-year balloon and 3/1, 5/1, 7/1 and 10/1 adjustable-rate loans with payments being calculated to include principal, interest, taxes and insurance. The 3/1 and 5/1 adjustable-rate loans are qualified at 2.0 percent above the start rate; all other loans are qualified at the start rate. We have a number of correspondent relationships with third party lenders in which we deliver closed first mortgage loans. Our correspondent banking relationships allow us to offer customers competitive long-term fixed and adjustable-rate loans we could not otherwise originate, while providing the Bank a source of fee income. During 2025, loans totaling approximately $1.7 million were sold in the secondary market and gains of approximately $29,000 were recognized from the sale of such loans.

Home Equity Loans and Home Equity Lines of Credit. The Bank offers home equity loans and lines of credit that are secured by either the borrower’s primary residence, a secondary residence, or an investment property. Our home equity loans can be structured as loans that are disbursed in full at closing or as lines of credit. Home equity lines of credit are offered with terms up to 20 years. Virtually all of our home equity loans are originated with fixed rates of interest and home equity lines of credit are originated with adjustable interest rates tied to the prime rate. Home equity loans and lines of credit are underwritten utilizing the same criteria used to underwrite one-to-four family residential loans. Home equity lines of credit may be underwritten with a loan-to-value ratio of up to 80 percent in a first lien position. At December 31, 2025, the outstanding and committed balances of home equity loans and lines of credit totaled $74.3 million and $43.5 million, respectively.

Consumer Loans. The Bank makes secured passbook, automobile and, on occasion, unsecured consumer loans. Consumer loans generally have terms between one and five years. They generally are made on a fixed rate basis, fully-amortizing.

Loan Approval Authority and Underwriting. The Bank’s Lending Policy has established lending limits for executive management. Two senior officers have the authority to approve loan requests up to $2.5 million (Level 1). Two executive officers (CLO or COO and CCO or CEO) have authority to approve loan requests up to $25.0 million (Level 2). For loan requests greater than $25.0 million, or with certain policy exceptions, Level 3 authorization is required.  Level 3 requires Level 2 signatures plus a majority of the Bank’s Loan Committee Members. Loans approved by the Loan Committee shall be presented to the Board of Directors for ratification in a timely manner.

The Bank will customarily begin its underwriting analysis of a loan request upon receipt of a completed loan application, and all appropriate financial information from a prospective borrower. Property valuations or appraisals are required for all real estate collateralized loans above $500,000. Appraisals are prepared by a state-certified independent appraiser approved by the Bank Board of Directors.

Loan Commitments. Written commitments are given to prospective borrowers on all approved loans. Generally, we honor commitments for up to 60 days from the date of issuance. At December 31, 2025, our outstanding loan origination commitments totaled $33.1 million, standby letters of credit totaled $1.4 million, undisbursed construction funds totaled $6.9 million, and undisbursed lines of credit funds totaled $144.6 million.

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

Nonaccrual Status. Loans are placed on a nonaccrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of payment is doubtful. Once placed on nonaccrual status, the accrual of interest income is discontinued until the loan has been returned to accrual status. At December 31, 2025, the Bank had $63.3 million in non-accruing loans. The largest exposure of non-performing loans was a commercial real estate loan with an outstanding principal balance of approximately $16.1 million fully collateralized by a mixed-use office and retail building in New York.

As of December 31, 2025, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans that were previously 90 days past due which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

Troubled Debt Restructuring. The Company adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”) effective January 1, 2023. The amendments in ASU 2022-02 eliminated the recognition and measurement of troubled debt restructurings and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. The Company had $46.8 million in loans that were both experiencing financial difficulty and modified during the twelve months ending December 31, 2025.

Criticized and Classified Loans. The Bank’s Lending Policy contains an internal rating system which evaluates the overall risk of a problem loan. When a loan is classified and determined to be impaired, the Bank may establish specific allowances for credit losses. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. At December 31, 2025, the Bank reported $188.9 million in classified assets.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 5 – Loans Receivable and Allowance for Credit Losses.

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

	December 31,
	2025		2024		2023
	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans	Amount	Percent of Loans in each Category to Total Loans
	(Dollars in Thousands)
Residential one-to-four family	$1,776	8.31%	$1,947	7.91%	$2,344	7.48%
Commercial and multi-family (1)	12,057	74.85	11,706	74.06	16,301	73.38
Cannabis related (2)	1,477	2.54	-	-	-	0.00
Construction (1)	668	2.51	2,020	4.46	3,841	5.81
Commercial business (1) (3)	6,676	6.18	10,737	8.24	5,811	8.12
Business express	10,390	2.75	7,769	3.06	4,542	3.10
Home equity (4)	632	2.73	594	2.20	691	2.00
Consumer	15	0.13	16	0.07	78	0.11
Total	$33,691	100.00%	$34,789	100.00%	$33,608	100.00%

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2025	2024	2023

Allowance for credit losses to total loans outstanding	1.24%	1.15%	1.01%
Allowance for credit losses	$33,691	$34,789	$33,608
Total loans outstanding, net of deferred loan fees	$2,724,782	$3,031,048	$3,313,316

Nonaccrual loans to total loans outstanding	2.32%	1.48%	0.57%
Nonaccrual loans	$63,255	$44,708	$18,783
Total loans outstanding, net of deferred loan fees	$2,724,782	$3,031,048	$3,313,316

Allowance for credit losses to nonaccrual loans	53.26%	77.81%	178.93%
Allowance for credit losses	$33,691	$34,789	$33,608
Nonaccrual loans	$63,255	$44,708	$18,783

Net charge-offs (recovery) during the period to daily average loans outstanding

Residential one-to-four family	(0.03)%	(0.02)%	(0.02)%
Net charge-off (recovery) during the period	(75)	(48)	(45)
Average amount outstanding	$230,543	$243,912	$248,847

Commercial and multi-family	0.02%	0.02%	-%
Net charge-off (recovery) during the period	419	531	-
Average amount outstanding	$2,123,423	$2,255,465	$2,353,709

Cannabis related	14.67%	-%	-%
Net charge-off (recovery) during the period	13,520	-	-
Average amount outstanding	$92,147	$101,357	$100,198

Construction	-%	-%	-%
Net charge-off (recovery) during the period	-	-	-
Average amount outstanding	$79,968	$164,202	$169,448

Commercial business	8.94%	0.55%	(0.01)%
Net charge-off (recovery) during the period	19,450	1,428	(29)
Average amount outstanding	$217,627	$261,656	$244,977

Business express	11.99%	7.89%	0.80%
Net charge-off (recovery) during the period	9,795	8,011	794
Average amount outstanding	$81,669	$101,477	$99,413

Home equity	-%	-%	(0.03)%
Net charge-off (recovery) during the period	-	0	(16)
Average amount outstanding	$70,495	$66,321	$61,984

Consumer	-%	21.74%	-%
Net charge-off (recovery) during the period	-	467	0
Average amount outstanding	$2,085	$2,148	$3,268

Total Loans	1.49%	0.33%	0.02%
Net charge-off (recovery) during the period	43,109	10,389	704
Average amount outstanding	$2,897,957	$3,196,538	$3,281,335

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

As of December 31, 2025, there were no securities classified as held-to-maturity or trading. We had $126.4 million in securities classified as available for sale and $9.2 million in equity investments. Securities classified as available for sale were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of stockholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be credit losses related to those securities in an unrealized loss position. As of December 31, 2025, management concluded that all unrealized losses were temporary in nature since they were related to interest rate fluctuations rather than any underlying credit quality of the issuers.

As of December 31, 2025, our investment policy allowed investments in instruments such as: (i) U.S. Treasury obligations; (ii) U.S. federal agency or federally sponsored enterprise obligations; (iii) mortgage-backed securities; (iv) municipal obligations; (v) equity securities (including preferred stock), with certain regulatory limitations; (vi) certificates of deposit; and (vii) corporate debt (including subordinated debt). The Board of Directors may authorize additional investments.

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

Maturities and yields of Securities Portfolio. The following table sets forth information regarding the scheduled maturities, amortized cost, estimated fair values, and weighted average yields for the Bank’s debt securities portfolio at December 31, 2025 by final contractual maturity. Average yield calculation equals the investments estimated annual income divided by the amortized cost. The following table does not take into consideration the effects of scheduled repayments, the effects of possible prepayments, or equity investments. Certain securities have interest rates that are adjustable and will reprice annually within the various maturity ranges. The effect of these repricings are not reflected in the table below.

	More than one to five years		More than five to ten years		More than ten years		Total investment securities
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Fair Value	Amortized Cost	Average Yield

Mortgage-backed securities	$754	2.50%	$1,787	2.90%	$74,040	4.53%	$74,486	$76,581	4.47%
Corporate debt securities	15,790	7.81	32,274	5.35	5,000	6.88	51,909	53,064	6.22
Total debt securities	$16,544	7.56%	$34,061	5.22%	$79,040	4.68%	$126,395	$129,645	5.19%

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

The interest rates paid by us on deposits are set at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, our growth goals, and applicable regulatory restrictions and requirements. As of December 31, 2025, we had $80.5 million in brokered certificate deposits. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Deposit Accounts. The following table sets forth the dollar amount of deposits in the various types of deposit programs we offered as of the dates indicated.

	December 31,
	2025		2024		2023
	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount	Weighted Average Rate(1)	Amount
	(Dollars in Thousands)
Non-interest bearing accounts	-%	$531,140	-%	$520,387	-%	$536,264
Interest bearing checking	1.65	501,172	1.75	553,731	1.28	564,912
Savings and club accounts	0.32	243,670	0.23	252,491	0.20	284,273
Money market	3.17	426,138	3.35	395,004	2.54	370,934
Certificates of deposit	3.96	971,453	4.81	1,029,245	3.99	1,222,697
Total	2.82%	$2,673,573	3.34%	$2,750,858	2.49%	$2,979,080

(1) Represents annual interest expense divided by daily average balance.

The following table sets forth our deposit flows during the years indicated.

	Years Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Beginning of year	$2,750,858	$2,979,080	$2,811,607
Net change in deposits	(138,817)	(307,771)	113,286
Interest credited on deposit accounts	61,532	79,549	54,187
Total (decrease) increase in deposit accounts	(77,285)	(228,222)	167,473
Ending balance	$2,673,573	$2,750,858	$2,979,080
Percent (decrease) increase	(2.81)%	(7.66)%	5.96%

Uninsured Deposits. The following table indicates the amount of uninsured deposits and the portion of uninsured time deposits in excess of FDIC insurance limits by time remaining until maturity.

	For the Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Uninsured deposits	$1,194,343	$1,161,219	$1,111,756

Uninsured U.S. time deposits with
a maturity of:
3 months or less	$134,083	$68,325	$97,312
Over 3 months through 6 months	125,497	128,968	35,657
Over 6 months through 12 months	72,679	84,465	99,638
Over 12 months	4,959	8,968	5,611
Total	$337,218	$290,726	$238,218

The following table presents, by rate category, our certificate of deposit accounts as of the dates indicated.

	At December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Certificate of deposit rates:
0.00% - 0.99%	$71,464	7.36%	$62,693	6.09%	$89,455	7.32%
1.00% - 1.99%	6	-	651	0.06	5,471	0.45
2.00% - 2.99%	2,478	0.26	2,975	0.29	17,686	1.45
3.00% - 3.99%	658,578	67.79	90,222	8.77	68,877	5.63
4.00% - 4.99%	236,069	24.30	518,534	50.38	177,750	14.54
5.00% - 5.99%	2,858	0.29	354,170	34.41	863,458	70.61
Total	$971,453	100.00%	$1,029,245	100.00%	$1,222,697	100.00%

The following table presents, by rate category, the remaining period to maturity of certificate of deposit accounts outstanding as of December 31, 2025.

	Maturity Date
	1 Year	Over 1	Over 2	Over
	or Less	to 2 Years	to 3 Years	3 Years	Total
	(In Thousands)
Interest rate:
0.00% - 0.99%	$65,626	$2,262	$2,258	$1,318	$71,464
1.00% - 1.99%	-	-	6	-	6
2.00% - 2.99%	1,780	698	-	-	2,478
3.00% - 3.99%	647,798	10,304	22	454	658,578
4.00% - 4.99%	236,016	-	-	53	236,069
5.00% - 5.99%	2,858	-	-	-	2,858
Total	$954,078	$13,264	$2,286	$1,825	$971,453

Borrowings. The Overnight Advance Program permits the Bank to borrow overnight up to its maximum borrowing capacity at the FHLB. At December 31, 2025, the Bank’s total credit exposure cannot exceed 50 percent of its total assets, or $1.640 billion, based on the borrowing limitations outlined in the FHLB member products guide. The total credit exposure limit to 50 percent of total assets is recalculated each quarter. Additionally, at December 31, 2025 we had floating rate junior subordinated debentures of $4.1 million which have been callable at the Bank’s option since June 17, 2009, and quarterly thereafter, and fixed-to-floating rate 10-year subordinated debentures of $40.0 million.

The following table sets forth information concerning balances and interest rates on our overnight borrowings at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in Thousands)
Balance at end of year	$-	$-	$-
Average balance during year	$87	$2	$804
Maximum outstanding at any month end	$30,000	$-	$65,000
Weighted average interest rate at end of year	-%	-%	-%
Average interest rate during year	4.66%	6.33%	4.77%

Subsidiaries

We have three non-bank subsidiaries. BCB Holding Company Investment Corp. was established in 2004 for the purpose of holding and investing in securities. Only securities authorized to be purchased by BCB Community Bank are held by BCB Holding Company Investment Corp. At December 31, 2025, this company held $135.6 million in securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. It has not conducted any business as of December 31, 2025. Special Asset REO 2, LLC had one foreclosed property at December 31, 2025 totaling $5.0 million.

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

Employee profile

As of December 31, 2025, the Company had 295 full-time employees, 34 part-time employees, and no commissioned employees, for a total of 329 employees. In addition, approximately 61% of the Company’s employees are female and 39% are male, and the average tenure was 7.03 years as of December 31, 2025.

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

In May 2025, President Trump signed a Congressional Review Act resolution that overturned the CFPB’s December 2024 final rule, which would have taken effect October 1, 2025 and imposed certain requirements on overdraft fees, similar to those that apply to credit cards, unless the financial institution limited the amount of overdraft fees to the higher of the amount of costs and losses to provide overdraft services or $5.00.

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

Community Reinvestment Act. All FDIC-insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state-chartered bank, the FDIC is required to assess the institution’s record of compliance with the CRA. On October 24, 2023, the FDIC, the Federal Reserve Board, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the CRA regulations. In July 2025, the federal banking agencies issued a notice of proposed rulemaking, which, if finalized, will rescind the CRA final rule issued in October 2023 and reinstate that CRA framework that existed prior to the issuance of that rule. Implementation of the October 2023 final rule, which was subject to an injunction and has not taken effect, would have materially changed the CRA framework, including imposing additional costs and changing how CRA performance would be assessed.

BCB Community Bank’s latest FDIC CRA rating dated June 25, 2024, was “satisfactory.”

Anti-Money Laundering. The Bank Secrecy Act, as amended by the Patriot Act and Anti-Money Laundering Act of 2020, contains anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act requires financial institutions such as depository institutions to undertake activities, including maintaining an AML program, verifying the identity of customers, verifying the identity of certain beneficial owners for legal entity customers, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. The Bank is subject to the Bank Secrecy Act and, therefore, is required to implement compliance policies, procedures, and internal controls, provide its employees with AML training, designate an AML compliance officer, and undergo periodic independent auditing and testing to assess the effectiveness of its AML program, among other requirements. The Bank has implemented an AML compliance program, including policies, procedures, and internal controls that are designed to comply with these AML requirements. Bank regulators continue to focus their examinations on AML compliance, and we will continue to monitor and augment, where necessary, our AML compliance programs, including the Bank’s. The federal banking agencies are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of the AML activities of the applicant.

The Anti-Money Laundering Act of 2020, enacted as part of the National Defense Authorization Act, requires the U.S. Treasury to issue National Anti-Money Laundering and Countering the Financing of Terrorism Priorities, and conduct studies and issue regulations that may, over the next few years, significantly alter some of the due diligence, recordkeeping, and reporting requirements that the Bank Secrecy Act imposes on banks. The Anti-Money Laundering Act of 2020 also contains provisions that promote increased information-sharing and use of technology and increases penalties for violations of the Bank Secrecy Act and includes whistleblower incentives, both of which could increase the prospect of regulatory enforcement.

OFAC Regulation. OFAC is the primary U.S. regulatory authority responsible for administering economic sanctions that affect transactions with designated foreign countries and territories, nationals, and others, as defined by various Executive Orders and in various legislation. OFAC-administered sanctions take many different forms. For example, sanctions may include: (1) restrictions on trade with or investment in a sanctioned country or territory, including prohibitions against direct or indirect imports from and exports to a sanctioned country or territory, and prohibitions on U.S. persons engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country or territory; and (2) a blocking of assets in which the government or “specially designated nationals” of the sanctioned country or territory, or other sanctioned individuals or entities, have an interest by prohibiting transfers of property subject to U.S. jurisdiction, including property in the possession or control of U.S. persons. OFAC also publishes lists of blocked or designated persons, organizations, and entities, including the Specially Designated Nationals and Blocked Persons List. Blocked assets, for example property and bank deposits, cannot be paid out, withdrawn, set off, or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences. Other jurisdictions and multilateral bodies also administer and impose sanctions.

Cyber-security. Federal and state legislation and regulations contain extensive cybersecurity and data privacy provisions. Our regulatory agencies including the CFPB, FDIC, and Federal Reserve also have oversight over us with respect to cybersecurity and data privacy. We are subject to the rules and regulations promulgated under the authority of the CFPB and Federal Trade Commission, which regulate unfair or deceptive acts or practices, including with respect to cybersecurity and data privacy. In addition, effective April 1, 2022, the Federal Reserve and FDIC issued a rule that, among other things, requires a banking organization to notify its primary federal regulator as soon as possible and within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt, degrade or impair its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the stability of the U.S. financial sector.

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

Under the Exchange Act, the Company is required to conduct a comprehensive review and assessment of the adequacy of our existing financial systems and controls. For the year ended December 31, 2025, the Company’s auditors are required to audit our internal control over financial reporting.

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

•Risks Related to the Company’s Common Stock;

•Economic Risks;

•Operational Risks;

•Risks Related to the Regulation of our Industry; and,

•Strategic Risks.

CREDIT AND INTEREST RATE RISKS

Our loan portfolio consists of a high percentage of loans secured by commercial real estate and multi-family real estate, and commercial business loans. These loans are riskier than loans secured by one-to-four family properties.

At December 31, 2025, $2.096 billion, or 76.86 percent, of our loan portfolio consisted of commercial and multi-family real estate loans, including cannabis related commercial real estate. We intend to continue to emphasize the origination of these types of loans. Another $252.2 million, or 9.25 percent, of our loan portfolio consisted of commercial business loans. These commercial loans generally expose a lender to greater risk of nonpayment and loss than one-to-four family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the collateral that is pledged or the business itself. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to-four family residential mortgage loans. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to-four family residential mortgage loan.

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

The Bank has further segregated its commercial real estate portfolio into cannabis related loans and its commercial business portfolio into commercial business express loans, as these portfolios carry higher risk relative to other commercial real estate and commercial business loans. The portfolio amounts and percentages presented above in this narrative reflect total loans before reclassifications of specialty portfolios. Footnote disclosures present specialty loan segments separately, so the amounts will not directly reconcile.

On December 31, 2025, the size of the cannabis related loan portfolio was $69.3 million and the total loan loss reserve for the portfolio was $1.5 million. During the twelve months of 2025, the company experienced $13.5 million in net charge offs and $15.1 million in OREO expenses related to cannabis commercial real estate. No net charge-offs or OREO expenses were recorded for this portfolio in 2024.

On December 31, 2025, the size of the business express loans portfolio was $74.9 million and the total loan loss reserves for the portfolio totaled $10.4 million. The significantly higher level of loan loss reserves established for business express loans reflect the higher losses experienced in the portfolio. During the twelve months of 2025, the Company experienced $9.8 million in net charge offs compared to $8.0 million in net charge offs for the same period in 2024. The elevated charge-offs experienced were driven by the deterioration experienced in the business express loans.

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

While we have only been operating for 25 years, we have experienced significant growth in our loan portfolio, particularly in loans secured by commercial real estate. Although we believe we have underwriting standards to manage normal lending risks, it is difficult to assess the future performance of our loan portfolio due to the relatively recent origination of many of these loans. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

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

At December 31, 2025, we had $188.9 million in classified loans of which none were classified as doubtful or loss. We also had $170.6 million of loans that were classified as special mention. In addition, at that date we had $63.3 million in non-accruing loans, or 2.32 percent of total loans. We have adhered to stringent underwriting standards in the origination of our loans, but there can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy. Should our local or regional economy weaken, our asset quality may deteriorate resulting in losses to the Company.

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

As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023 and 2024, our securities classified as available for sale carry unrealized net loss. The Company’s unrealized net loss on debt securities totaled $3.3 million on a pre-tax basis at December 31, 2025. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could negatively impact the Company’s capital, financial condition, and results of operations. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Under New Jersey law, the Company may not make a distribution, if, after giving effect to the distribution, it would be unable to pay its debts as they become due in the usual course of business or if its total assets would be less than its liabilities. It is also the policy of the Federal Reserve that a bank holding company generally may only pay dividends on common stock out of net income available to common shareholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

Our current intention is to continue to pay a quarterly cash dividend. However, any declaration and payment of dividends on common stock will substantially depend upon our earnings and financial condition, liquidity and capital requirements, regulatory and state law restrictions, general economic conditions and regulatory climate and other factors deemed relevant by our board of directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our stockholders.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Commencing in 2022 and continuing into 2023, in response to a pronounced rise in inflation, the Federal Reserve raised certain benchmark interest rates to combat inflation. As discussed above under CREDIT AND INTEREST RATE RISKS— Changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, decreases, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

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

Interruption of our customers’ supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers’ supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increased tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, or political disputes and military conflicts, that cause a material disruption in our customers’ supply chains, could have a negative impact on their business and ability to repay their borrowings with us. In the event of disruptions in our customers’ supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including Congressional federal budget impasses and reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

OPERATIONAL RISKS

Our deposit services for businesses in the state licensed cannabis industry could expose us to liabilities and regulatory compliance costs.

In 2014 we implemented specialized deposit services intended for a limited number of state-licensed medical-use cannabis business customers. Medical use cannabis, as well as recreational use businesses are legal in numerous states and the District of Columbia, including our primary markets of New Jersey and New York. However, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. The Company is actively monitoring potential changes of marijuana’s legal status at the federal level. In August 2023, the U.S. Department of Health and Human Services recommended to the Drug Enforcement Administration (DEA) that cannabis be moved to Schedule III under the Controlled Substances Act after conducting a scientific and medical evaluation. In May 2024, the Department of Justice (DOJ) proposed to move marijuana from Schedule I to Schedule III under the Controlled Substances Act. More recently, in December 2025, President Trump issued Executive Order 14370 directing DOJ to expeditiously complete the rescheduling process. If cannabis is reclassified as a Schedule III drug, the regulatory risk to the Company will decrease. In 2014, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (FinCEN) published guidelines for financial institutions servicing state legal cannabis businesses. We have implemented a comprehensive control framework that includes written policies and procedures related to the onboarding of such businesses and the monitoring and maintenance of such business accounts that comports with the FinCEN guidance. Additionally, our policies call for due diligence review of the cannabis business before the business is on-boarded, including confirmation that the business is properly licensed and maintains the license in good standing in the applicable state. Throughout the relationship, our policies call for continued monitoring of the business, including site visits, to determine if the business continues to meet our requirements, including maintenance of required licenses and calls for undertaking periodic financial reviews of the business. The Bank’s program originally was limited to offering depository products to state-licensed medical cannabis businesses but have since been expanded to include state-licensed recreational cannabis businesses. Deposit transactions are monitored for compliance with the applicable state medical and recreational program rules and other regulations. In 2022, the Bank expanded its cannabis-related business offerings to some limited lending on real estate and deposit services to state-licensed recreational cannabis businesses. The Bank may offer additional banking products and services to such state-licensed cannabis businesses in the future.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2025, approximately 91.1 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans are to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2025 and 2024, our net interest income was $93.0 million and $92.0 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2025, the Bank had $80.5 million in brokered certificate deposits. One of the Bank’s sources for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At December 31, 2025, the Bank had $39.0 million in CDARS reciprocal deposits and $30.1 million in Insured Cash Sweep or ICS network deposits. These amounts are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Actual events involving bank failures, limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to negative media attention and market-wide liquidity problems. The closures by the regulators of First Republic Bank, Silicon Valley Bank, and Signature Bank in the first half of 2023 are examples of these events. These developments negatively impact customer confidence in regional and community banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, if competition for deposits increases, the cost of funding may similarly increase, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

The FDIC and the other federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, we have a concentration in loans of the type described in (ii) above of 403 percent of our risk-based capital at December 31, 2025. The purpose of the guidance is to assist banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. Our bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our commercial real estate and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

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

• Adoption and implementation of a layered defense / defense in depth model in which security systems are linked or stacked so that the strengths of one security system compensate the weaknesses of the other system.

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

ITEM 2. PROPERTIES

At December 31, 2025, the Bank conducted its business through an executive office, two administrative offices, and 27 branch offices. 13 offices have drive-up facilities. The Bank has 34 automatic teller machines at its branch facilities and four other off-site locations. The following table sets forth information relating to each of the Bank’s offices at December 31, 2025. The total net book value of the Bank’s premises and equipment at December 31, 2025 was $12.1 million.

Location	Year Office Opened	Net Book Value

		(In Thousands)
Executive Office
104-110 Avenue C, Bayonne, New Jersey	2003	$2,046
Administrative and Other Offices
591-597 Avenue C, Bayonne, New Jersey	2010	109	(1)
27 West 18th Street, Bayonne, New Jersey	2014	187	(1)
Branch Offices
860 Broadway, Bayonne, New Jersey	2000	351	(1)
508 Broadway, Bayonne, New Jersey	2003	23	(1)
401 Washington Street, Hoboken, New Jersey	2010	78	(1)
473 Spotswood Englishtown Rd., Monroe Township, New Jersey	2010	60	(1)
611 Avenue C, Bayonne, New Jersey	2010	101	(1)
181 Avenue A, Bayonne, New Jersey	2010	1,833
211 Washington St., Jersey City, New Jersey	2010	-	(1)
200 Valley Street, South Orange, New Jersey	2011	855
378 Amboy Road, Woodbridge, New Jersey	2019	3	(1)
165 Passaic Avenue, Fairfield, New Jersey	2014	-	(1)
354 New Dorp Lane, Staten Island, New York	2015	1	(1)
190 Park Avenue, Rutherford, New Jersey	2015	14	(1)
1500 Forest Avenue, Staten Island, New York	2016	392	(1)
626 Laurel Avenue, Holmdel, New Jersey	2016	-	(1)
734 Ridge Road, Lyndhurst, New Jersey	2016	17	(1)
2000 Morris Avenue, Union, New Jersey	2016	6	(1)
156 Maplewood Avenue, Maplewood, New Jersey	2018	308	(1)
1630 Oak Tree Road, Edison, New Jersey	2018	26	(1)
1452 Route 46 West, Parsippany, New Jersey	2018	1	(1)
781 Newark Avenue, Jersey City, New Jersey	2018	3,055
70 Broadway, Hicksville, New York	2018	-	(1)
10 Schalks Crossing Road, Plainsboro, New Jersey	2018	6	(1)
876 Kinderkamack Road, River Edge, New Jersey	2019	123	(1)
1100 Washington Street, Hoboken, New Jersey	2019	119	(1)
269 Ferry Street, Newark, New Jersey	2020	215	(1)
240 Page Avenue, Staten Island, New York	2023	203	(1)

Net book value of properties		10,132
Net book value of furnishings and equipment		1,924	(2)
Total premises and equipment		$12,056

(1)Leased property

(2)Includes off-site ATMs

ITEM 3. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2025, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Market under the symbol “BCBP.”

Stockholders.

At March 1, 2026, the Company had approximately 5,900 stockholders of record.

Recent Sales of Unregistered Securities

None.

Dividends

The Company declared and paid cash dividends of $0.16 per share in each quarter for the year ended December 31, 2025. The payment of dividends to shareholders of the Company is dependent on the Bank paying dividends to the Company. The Bank may pay dividends as declared from time to time by the Board of Directors out of funds legally available, subject to certain restrictions. Under the New Jersey Banking Act of 1948, as amended, the Bank may not pay a cash dividend unless, following the payment, the Bank’s capital stock will be unimpaired and the Bank will have a surplus of no less than 50.0 percent of the Bank’s capital stock or, if not, the payment of the dividend will not reduce the surplus. In addition, the Bank cannot pay dividends in amounts that would reduce the Bank’s capital below regulatory imposed minimums.

Issuer Purchases of Equity Securities

On December 11, 2020, the Company issued a press release announcing the adoption of a new stock repurchase program, effective December 16, 2020. Under the stock repurchase program, management is authorized to repurchase up to 500,000 shares of the Company’s common stock. On October 17, 2022, the Company issued a press release announcing an amendment to its stock repurchase program. The amendment to the stock repurchase program increased the number of shares yet to be repurchased from 82,350 shares to a total number of 500,000 shares. No shares were repurchased during the three and twelve months ended December 31, 2025.

Compensation Plans

Set forth below is information as of December 31, 2025 regarding equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans that were not approved by shareholders.

Plan
	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average Exercise price (1)	Number of securities remaining available for issuance under plans
2011 Stock Option Plan	475,600	12.06	-
2018 Equity Incentive Plan	349,875	11.12	-
2023 Equity Incentive Plan	129,616	4.88	751,817
Equity compensation plans not approved by shareholders	-	-	-
Total	955,091	10.75	751,817

(1)The weighted average exercise price reflects the exercise prices ranging from $9.91-$13.68 per share for options granted under the 2011 Stock Option Plan and the 2018 and 2023 Equity Incentive Plans. As of December 31, 2025, the 2011 Stock Option Plan and the 2018 Equity Incentive Plan have expired.

Common Stock Performance Graph

Set forth hereunder is a stock performance graph comparing (a) the cumulative total return on the common stock for the period beginning with the closing sales price on December 31, 2020 through December 31, 2025, (b) the cumulative total return on all publicly traded commercial bank stocks over such period, as repriced on the SNL Banks Index, and (c) the cumulative total return of the Nasdaq Market Index over such period. Cumulative return assumes the reinvestment of dividends and is expressed in dollars based on an assumed investment of $100.

BCB Bancorp, Inc.

Total Return Performance
250
200
150
100
50
Index Value
BCB Bancorp, Inc.
NASDAQ Composite Index
S&P U.S. BMI Banks Index
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

		Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
BCB Bancorp, Inc.	100.00	145.51	175.59	132.08	128.76	94.45
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

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

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on a quantitative assessment, management determined that the Company’s recorded goodwill totaling $5.2 million, is not impaired as of December 31, 2025.

Financial Condition at December 31, 2025 and 2024

Total assets decreased by $319.7 million, or 8.9 percent, to $3.279 billion at December 31, 2025, from $3.599 billion at December 31, 2024. This decrease is largely the result of a successful strategic initiative to enhance our capital ratios. The decrease in total assets was mainly driven by decreases in cash and cash equivalents and net loans.

Total cash and cash equivalents decreased by $40.7 million, or 12.8 percent, to $276.6 million at December 31, 2025, from $317.3 million at December 31, 2024. The decrease in cash was primarily due to the reduction of the Bank’s exposure to wholesale funding by running off higher cost brokered deposits and paying down FHLB advances.

Loans receivable, net, decreased by $305.2 million, or 10.2 percent, to $2.691 billion at December 31, 2025, from $2.996 billion at December 31, 2024, due to payoffs, paydowns and charge-offs. Total loan decreases during the period included decreases totaling $151.0 million in commercial real estate and multi-family loans, $90.6 in commercial business loans, $61.5 million in construction loans and $5.6 million in 1-4 family residential loans and home equity loans. The allowance for credit losses decreased $1.1 million to $33.7 million, or 53.3 percent of non-accruing loans and 1.24 percent of gross loans, at December 31, 2025, as compared to an allowance for credit losses of $34.8 million, or 77.8 percent of non-accruing loans and 1.15 percent of gross loans, at December 31, 2024.

Total investments increased by $24.4 million, or 21.9 percent, to $135.6 million at December 31, 2025, from $111.2 million at December 31, 2024, representing current year purchases, net of investments called during 2025.

Deposits decreased by $77.3 million, or 2.8 percent, to $2.674 billion at December 31, 2025, from $2.751 billion at December 31, 2024. Brokered deposits, transaction accounts and savings accounts decreased $97.1 million, $41.8 million and $8.8 million, respectively, and were offset by increases in money market accounts and certificate of deposit accounts which totaled $70.7 million.

Debt obligations decreased by $220.1 million to $278.2 million at December 31, 2025, from $498.3 million at December 31, 2024, due to maturities and paydowns of our FHLB advances. The weighted average interest rate of FHLB advances was 4.53 percent at December 31, 2025, and 4.35 percent at December 31, 2024. The weighted average maturity of FHLB advances as of December 31, 2025 was 0.46 years. The interest rate of our subordinated debt balances was 9.25 percent at December 31, 2025 and December 31, 2024.

Stockholders’ equity decreased by $19.6 million, or 6.1 percent, to $304.3 million at December 31, 2025, from $323.9 million at December 31, 2024. The decrease was attributable to the decrease in retained earnings of $25.4 million, or 17.9 percent, to $116.4 million at December 31, 2025, from $141.9 million at December 31, 2024, caused largely by the $12.5 million net loss in 2025, due to additions to the allowance for credit losses and the $15.1 million (pre-tax) write down of the cannabis-related OREO property. Offsetting this was a decrease in our accumulated other comprehensive loss and an increase in our additional paid in capital.

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

	Year ended December 31, 2025			Year ended December 31, 2024			Year ended December 31, 2023
	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate	Average Daily Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable (1) (2)	$2,897,957	$154,199	5.32%	$3,196,538	$172,046	5.38%	$3,281,334	$169,559	5.17%
Investment securities (3)	128,680	6,994	5.44	99,733	5,331	5.35	100,000	5,106	5.11
Interest-earning deposits	269,403	11,766	4.37	308,248	16,632	5.40	270,659	13,695	5.06
Total interest-earning assets	3,296,040	172,959	5.25%	3,604,519	194,009	5.38%	3,651,993	188,360	5.16%
Non-interest-earning assets	124,310			124,441			123,651
Total assets	$3,420,350			$3,728,960			$3,775,644
Interest-bearing liabilities:
Interest-bearing demand accounts	$522,139	$8,602	1.65%	$553,013	$9,701	1.75%	$658,023	$8,426	1.28%
Money market accounts	416,002	13,204	3.17	372,205	12,457	3.35	334,353	8,489	2.54
Savings accounts	255,062	814	0.32	264,430	620	0.23	305,778	620	0.20
Certificates of deposit	971,213	38,502	3.96	1,153,235	55,442	4.81	980,617	39,157	3.99
Total interest-bearing deposits	2,164,416	61,122	2.82	2,342,883	78,220	3.34	2,278,771	56,692	2.49
Borrowed funds	382,390	18,796	4.92	511,916	23,768	4.64	594,564	27,606	4.64
Total interest-bearing liabilities	2,546,806	79,918	3.14%	2,854,799	101,988	3.57%	2,873,335	84,298	2.93%
Non-interest-bearing liabilities	555,324			554,037			602,691
Total liabilities	3,102,130			3,408,836			3,476,026
Stockholders' equity	318,220			320,124			299,618
Total liabilities and stockholders' equity	3,420,350			3,728,960			3,775,644
Net interest income		$93,041			$92,021			$104,062
Net interest rate spread (4)			2.11%			1.81%			2.22%
Net interest margin (5)			2.82%			2.55%			2.85%

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

	Years Ended December 31,
	2025 vs. 2024				2024 vs. 2023				2023 vs. 2022
	Increase (Decrease) Due to				Increase (Decrease) Due to				Increase (Decrease) Due to
	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)	Volume	Rate	Rate/ Volume	Total Increase (Decrease)
	(In thousands)
Interest income:
Loans receivable	$(16,070)	$(1,960)	$183	$(17,847)	$(4,382)	$7,051	$(182)	$2,487	$30,798	$12,155	$3,029	$45,982
Investment securities	1,547	90	26	1,663	(13)	239	(1)	225	(415)	865	(76)	374
Interest-earning deposits	(2,096)	(3,169)	399	(4,866)	1,902	909	126	2,937	(45)	10,764	(156)	10,563
Total interest-earning assets	(16,619)	(5,039)	608	(21,050)	(2,493)	8,199	(57)	5,649	30,338	23,784	2,797	56,919
Interest expense:
Interest-bearing demand accounts	(542)	(590)	33	(1,099)	(1,345)	3,117	(497)	1,275	(370)	6,656	(830)	5,456
Money market deposits	1,466	(643)	(76)	747	961	2,701	306	3,968	(105)	6,579	(298)	6,176
Savings deposits	(22)	224	(8)	194	(84)	97	(13)	-	(46)	241	(24)	171
Certificates of Deposits	(8,751)	(9,724)	1,535	(16,940)	6,893	7,985	1,407	16,285	4,107	17,643	10,519	32,269
Borrowings	(6,014)	1,395	(353)	(4,972)	(3,837)	(1)	0	(3,838)	14,532	2,060	6,139	22,731
Total interest-bearing liabilities	(13,863)	(9,338)	1,131	(22,070)	2,588	13,899	1,203	17,690	18,118	33,179	15,506	66,803
Change in net interest income	$(2,756)	$4,299	$(523)	$1,020	$(5,081)	$(5,700)	$(1,260)	$(12,041)	$12,220	$(9,395)	$(12,709)	$(9,884)

Results of Operations for the Years Ended December 31, 2025 and 2024

Net income decreased by $31.2 million to a net loss of $12.5 million for the twelve months ended December 31, 2025, from earnings of $18.6 million for the twelve months ended December 31, 2024. The decrease in net income was driven primarily by provisioning for loan loss expense being $30.4 million higher and non-interest expense being $20.8 million higher. This was offset by the tax provision being $13.4 million lower, non-interest income being $5.6 million higher, and the net interest income being $1.0 million higher.

Net interest income was $1.0 million higher as interest expense decreased by $22.1 million, or 21.6 percent, to $79.9 million for the twelve months ended December 31, 2025, from $102.0 million for the twelve months ended December 31, 2024. Offsetting the decrease in interest expense, interest income decreased by $21.1 million, or 10.9 percent, to $173.0 million for 2025, from $194.0 million for 2024. The average balance of interest-earning assets decreased $308.5 million, or 8.6 percent, to $3.296 billion at December 31, 2025, from $3.605 billion at December 31, 2024. The average yield decreased 13 basis points to 5.25 percent from 5.38 percent when comparing the twelve months ended December 31, 2025, with the twelve months ended December 31, 2024. The decrease in interest earning assets was primarily a result of loans and interest-bearing bank balances declining, on average, $298.6 million and $38.8 million, respectively. This was offset by an increase in average investment securities of $28.9 million.

Net interest margin increased to 2.82 percent for the twelve months ended December 31, 2025, compared to 2.55 percent for the twelve months ended December 31, 2024. The increase in the net interest margin compared to the prior period was the result of a decrease in the cost of the Company’s interest-bearing liabilities by 43 basis points to 3.14 percent. Offsetting that, somewhat, was a decrease in the rate earned on earning assets, which decreased 13 basis points to 5.25 percent.

During the twelve months ended December 31, 2025, the Company experienced $43.1 million in net charge-offs compared to $10.4 million in net charge-offs for the twelve months ended December 31, 2024. The elevated net charge-offs were partly driven by the $12.7 million of net charge-off recorded in connection with the elimination of specific reserves for a cannabis-related relationship. Additionally, the Bank recorded higher net charge-offs in the C&I portfolio of $29.2 million of which $9.8 million were related to the Bank’s Business Express loans. The provision for credit losses increased from $11.6 million for the twelve months ended December 31, 2024, to $42.0 million for the twelve months ended December 31, 2025.

The following table summarizes the Company’s classified loans greater than $5 million at December 31, 2025 (in thousands):

	Purpose	Loan Type	Location	Balance	Loan to Value (1)	Delinquency Status
1	Mixed Use -retail/residential	CRE	New York, NY	$5,609	54.40%	current
2	Mixed Use -retail/office	CRE	Bronx, NY	7,469	76.21	current
3	Office building	CRE	Ridgefield Park, NJ	10,000	43.47	past due
4	Specialty Use - golf course	Construction	Eatontown, NJ	13,992	77.30	current
5	Mixed Use-retail/office	CRE	New York, NY	15,071	94.19	current
6	Vacant Land	CRE	Basking Ridge, NJ	15,520	68.67	current
7	Industrial Loft & Industrial Warehouse	CRE	Brooklyn, NY	16,056	69.05	past due
8	Specialty Use - hospital	CRE	Bayonne, NJ	25,523	23.52	current

(1)Based on the most recent appraised values available.

Non-interest income increased by $5.6 million to $8.6 million for the twelve months ended December 31, 2025, from $2.9 million for the twelve months ended December 31, 2024. In 2024, the Bank recorded a loss on sale of loans of $5.3 million compared to a slight gain in 2025. BOLI income and fees and service charges also increased $692 thousand and $245 thousand, respectively, in 2025. Offsetting these items was a decrease in 2025 on realized and unrealized losses and gains on equity investments of $679 thousand.

Non-interest expense increased by $20.8 million, or 36.3 percent, to $77.9 million for the twelve months ended December 31, 2025, from $57.1 million for the twelve months ended December 31, 2024. The increase in operating expenses for 2025 was driven primarily by the Bank recording a one-time $15.1 million expense on the previously disclosed cannabis-related OREO property in the fourth quarter of 2025 and salaries and employee benefits increasing $3.2 million for the twelve months ended December 31, 2025, compared to the same period in 2024. Data processing costs also increased $959 thousand when comparing the twelve months ended December 31, 2025 with the same period one year earlier.

The income tax provision decreased by $13.4 million to an income tax benefit of $5.8 million for the twelve months ended December 31, 2025 when compared to a $7.6 million provision for the twelve-month period ended December 31, 2024.

Results of Operations for the Years Ended December 31, 2024 and 2023

The results of operations comparison of 2024 compared to 2023 can be found in the Company’s previously filed Annual Report on Form 10-K for the year-ended December 31, 2024 under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”- Results of Operations for the Years Ended December 31, 2024 and 2023 on pages 29 and 30.

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

At December 31, 2025 and 2024, the Company had no overnight borrowings outstanding with the FHLB, respectively. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $278.2 million at December 31, 2025 as compared to $498.3 million at December 31, 2024.

At December 31, 2025, the Company had the ability to obtain additional funding from the FHLB of $382.4 million and $198.7 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $954.1 million at December 31, 2025. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of December 31, 2025. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. Additional assumptions made in the preparation of the NPV table include prepayment rates on loans and mortgage-backed securities, core deposits without stated maturity dates were scheduled with an assumed term of 48 months, and money market and noninterest bearing accounts were scheduled with an assumed term of 24 months. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The following sets forth the Company’s NPV as of December 31, 2025.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$389,453	$(16,054)	(3.96)%	12.26%	(0.29)%
PAR	405,507	-	-	12.55	-
-100bp	411,637	61,130	1.51	12.54	(0.01)
-200bp	409,457	3,950	0.97	12.28	(0.27)
-300bp	423,039	17,531	4.32	12.41	(0.15)

_________

bps-basis point

The table above indicates that at December 31, 2025, in the event of a 100-basis point decrease in interest rates, we would experience a 0.01 basis point decrease in NPV, as compared to a 0.27 percent increase at December 31, 2024.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of BCB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 and our report dated March 9, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Allowance for Credit Losses – Loans Evaluated on a Collective Basis

As described in Notes 2 and 5 to the financial statements, the Company has recorded an allowance for credit losses on loans receivable (“ACL”) in the amount of $33.7 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date.

The Company’s methodology to determine its ACL utilizing third-party software to arrive at an expected life-of-loan loss amount that incorporates a probability of default and loss given default approach for commercial business and commercial real estate and multi-family loans and a discounted cash flow approach for residential real estate and consumer loans. Both of these approaches use industry-based loss history and Company specific prepayment rates that are adjusted based on various current and reasonable and supportable forecasted economic factors including, as relevant, home price indices, treasury yields, national and local unemployment rates and national real disposable income growth rates. The results of these calculations are then qualitatively adjusted by management based on portfolio specific attributes including recent growth trends, credit concentrations, personnel changes and other portfolio relevant information. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ACL, including controls over the:

•Evaluation of the methodologies used to calculate the collective estimate

•Completeness and accuracy of loan data used in the determination of significant assumptions

•Evaluation of significant model assumptions including economic forecasts, probability of default and loss-given default rates

•Development of qualitative adjustments to model results

•Review of service auditor’s System and Organization Controls Report SOC 1 Type 2 related to the third-party model provider

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures also included, among others, ensuring appropriate recalculation of the models used along with management’s review of the service auditor’s SOC 1 Type 2 results, evaluating various significant assumptions used in the calculation, testing management’s process for determining the qualitative reserve component, evaluating the appropriateness of management’s methodology relating to the qualitative reserve component and testing the completeness and accuracy of data utilized by management.

/s/ Wolf & Company, P.C.

Auditor ID: 392

Boston, Massachusetts

March 9, 2026

We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of BCB Bancorp, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited BCB Bancorp Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024 and each of the years in the three-year period then ended and our report dated March 9, 2026 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 9, 2026

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31,
	2025	2024
	(In Thousands, Except Share and Per Share Data)
ASSETS

Cash and amounts due from depository institutions	$13,794	$14,075
Interest-earning deposits	262,790	303,207
Total cash and cash equivalents	276,584	317,282

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value (amortized cost of $129,646)	126,395	101,717
Equity investments, at fair value (amortized cost of $108,590)	9,172	9,472
Loans receivable, net of allowance for credit losses of $33,691 and
$34,789, respectively	2,691,091	2,996,259
Federal Home Loan Bank of New York stock, at cost	14,176	24,272
Premises and equipment, net	12,056	12,569
Accrued interest receivable	13,834	15,176
Other real estate owned	5,000	-
Deferred income taxes	22,209	17,181
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	10,660	12,686
Bank-owned life insurance ("BOLI")	79,366	76,040
Other assets	12,935	10,476
Total Assets	$3,279,466	$3,599,118

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$531,140	$520,387
Interest bearing deposits	2,142,433	2,230,471
Total deposits	2,673,573	2,750,858
FHLB Advances	235,000	455,361
Subordinated debentures	43,210	42,961
Operating lease liability	11,140	13,139
Other liabilities	12,259	12,874
Total Liabilities	2,975,182	3,275,193

COMMITMENTS AND CONTINGENCIES - SEE NOTE 17

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2025 and 2,496 shares of Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at December 31, 2024	-	-
Additional paid-in capital preferred stock	25,243	24,723
Common stock: no par value; 40,000,000 shares authorized, issued 20,508,183 and 20,296,748 at December 31, 2025 and December 31, 2024, respectively, outstanding 17,274,212 shares and 17,062,777 shares, at December 31, 2025 and December 31, 2024, respectively	-	-
Additional paid-in capital common stock	203,429	200,935
Retained earnings	116,415	141,853
Accumulated other comprehensive loss	(2,456)	(5,239)
Treasury stock, at cost, 3,233,971 and 3,233,971 shares at December 31, 2025 and December 31, 2024, respectively	(38,347)	(38,347)
Total Stockholders' Equity	304,284	323,925

Total Liabilities and Stockholders' Equity	$3,279,466	$3,599,118

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2025	2024	2023
	(In Thousands, Except for Per Share Data)
Interest and dividend income:
Loans, including fees	$154,199	$172,046	$169,559
Mortgage-backed securities	2,941	1,378	880
Other investment securities	4,053	3,953	4,226
FHLB stock dividends and other interest-earning assets	11,766	16,632	13,695
Total interest and dividend income	172,959	194,009	188,360
Interest expense:
Deposits:
Demand and money market accounts	21,806	22,158	16,915
Savings and club	814	620	620
Certificates of deposit	38,502	55,442	39,157
	61,122	78,220	56,692
Borrowings	18,796	23,768	27,606
Total interest expense	79,918	101,988	84,298
Net interest income:	93,041	92,021	104,062
Provision for credit losses	42,011	11,570	6,104
Net interest income after provision for credit losses	51,030	80,451	97,958
Non-interest income:
Fees and service charges	4,962	4,717	5,334
BOLI income	3,326	2,633	1,751
Gain (loss) on sale of loans	29	(5,325)	36
Gain on sales of other real estate owned	-	-	77
Realized and unrealized (loss) gain on equity investments	(300)	379	(3,361)
Other	538	536	251
Total non-interest income	8,555	2,940	4,088
Non-interest expense:
Salaries and employee benefits	31,400	28,229	30,827
Occupancy and equipment	10,404	10,247	10,340
Data processing service fees	7,919	6,960	6,968
Professional fees	3,093	2,416	2,735
Director fees	1,351	1,151	1,083
Regulatory assessments	3,287	3,530	3,585
Advertising and promotional	1,125	863	1,348
Other real estate owned, net	15,077	-	7
Other	4,227	3,725	3,698
Total non-interest expense	77,883	57,121	60,591
(Loss) Income before income tax (benefit) provision	(18,298)	26,270	41,455
Income tax (benefit) provision	(5,771)	7,647	11,972
Net (Loss) Income	$(12,527)	$18,623	$29,483
Preferred stock dividends	1,929	1,832	702
Net (Loss) Income available to common stockholders	$(14,456)	$16,791	$28,781
Net (Loss) Income per common share-basic and diluted
Basic	$(0.84)	$0.99	$1.71
Diluted	$(0.84)	$0.99	$1.70
Weighted average number of common shares outstanding
Basic	17,186	17,007	16,870
Diluted	17,186	17,018	16,932

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Net (Loss) Income	$(12,527)	$18,623	$29,483
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	3,623	2,507	(1,493)
Tax effects	(892)	(618)	355
Benefit Plans:
Actuarial gain	74	519	131
Income tax (expense) benefit	(22)	(156)	7
Net-of-tax amount	52	363	138
Total other comprehensive income (loss)	2,783	2,252	(1,000)
Comprehensive (loss) income	$(9,744)	$20,875	$28,483

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Preferred Stock	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	(In Thousands, Except Per Share Data)
Balance at December 31, 2022	$-	$-	$217,167	$115,109	$(34,531)	$(6,491)	$291,254
Effect of adopting ASU No. 2016-13 ("CECL")	-	-	-	2,870	-	-	2,870
Beginning Balance at January 1, 2023	-	-	217,167	117,979	(34,531)	(6,491)	294,124

Net income	-	-	-	29,483	-	-	29,483
Other comprehensive loss	-	-	-	-	-	(1,000)	(1,000)
Redemption of Series H Preferred Stock	-	-	(11,230)	-	-	-	(11,230)
Issuance of Series J Preferred Stock	-	-	15,270		-	-	15,270
Exercise of Stock Options (53,731 shares)	-	-	418	-	-	-	418
Stock-based compensation expense	-	-	593	-	-	-	593
Dividends payable on Series H 3.5%, Series I 3.0% and Series J 8% noncumulative perpetual preferred stock	-	-	-	(702)	-	-	(702)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,440)	-	-	(10,440)
Dividend Reinvestment Plan	-	-	393	(393)	-	-	-
Stock Purchase Plan	-	-	1,355	-	-	-	1,355
Treasury Stock Purchases (266,753 shares)	-	-	-	-	(3,816)	-	(3,816)
Balance at December 31, 2023	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055

Net income	-	-	-	18,623	-	-	18,623
Other comprehensive income	-	-	-	-	-	2,252	2,252
Redemption of Series H Preferred Stock	-	-	(10,010)	-	-	-	(10,010)
Issuance of Series J and K Preferred Stock	-	-	9,690	-	-	-	9,690
Stock-based compensation expense	-	-	767	-	-	-	767
Dividends payable on Series I 3.0% and Series J 8% noncumulative perpetual preferred stock	-	-	-	(1,833)	-	-	(1,833)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,443)	-	-	(10,443)
Dividend Reinvestment Plan	-	-	421	(421)	-	-	-
Stock Purchase Plan	-	-	824	-	-	-	824
Balance at December 31, 2024	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925

Net loss	-	-	-	(12,527)	-	-	(12,527)
Other comprehensive income	-	-	-	-	-	2,783	2,783
Issuance of Series K Preferred Stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	1,016	-	-	-	1,016
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(1,929)	-	-	(1,929)
Cash dividends on common stock ($0.64 per share declared)	-	-	-	(10,625)	-	-	(10,625)
Dividend Reinvestment Plan	-	-	358	(357)	-	-	1
Stock Purchase Plan	-	-	1,120	-	-	-	1,120
Ending balance at December 31, 2025	$-	$-	$228,672	$116,415	$(38,347)	$(2,456)	$304,284

See accompanying notes to consolidated financial statements.

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
Cash flows from Operating Activities:	(In Thousands)
Net (loss) income	$(12,527)	$18,623	$29,483
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of premises and equipment	1,560	1,713	1,978
Amortization and accretion, net	(592)	(1,464)	(2,533)
Provision for credit losses	42,011	11,570	6,104
Deferred income tax (benefit) expense	(5,942)	258	(2,537)
Loans originated for sale	(1,693)	(4,874)	(2,964)
Proceeds from sale of loans	1,722	40,096	2,371
Gain (loss) on sales of loans	(29)	5,325	(36)
OREO valuation allowance	15,077	-	-
Gain on sales of fixed asset	-	(4)	-
Realized and unrealized loss (gain) on equity investments	300	(379)	3,361
Gain from sales of other real estate owned	-	-	(77)
Increase in cash surrender value of BOLI	(3,326)	(2,633)	(1,751)
Stock-based compensation expense	1,016	767	593
Net change in accrued interest receivable	1,342	896	(2,617)
Net change in other assets	(2,459)	(48)	(890)
Net change in accrued interest payable	(1,139)	(582)	2,704
Net change in other liabilities	598	(1,537)	1,969
Net Cash Provided by Operating Activities	35,919	67,727	35,158
Cash flows from Investing Activities:
Proceeds from repayments, calls, and maturities on securities	41,242	3,769	14,745
Purchases of securities	(62,333)	(15,224)	(12,498)
Proceeds from sales of securities	-	-	5,232
Proceeds from sales of premises	-	4	-
Proceeds from sales of other real estate owned	-	-	152
Proceeds from sale of loans held in portfolio	-	6,127	-
Net decrease (increase) in loans receivable	244,423	228,676	(231,622)
Additions to premises and equipment	(1,047)	(1,225)	(4,527)
Redemption (purchase) of Federal Home Loan Bank of New York stock	10,096	645	(4,804)
Net Cash Provided by (Used In) Investing Activities	232,381	222,772	(233,322)
Cash flows from Financing Activities:
Net (decrease) increase in deposits	(77,285)	(228,222)	167,473
Proceeds from Federal Home Loan Bank of New York Long Term Advances	-	-	400,000
Repayments Federal Home Loan Bank of New York Long Term Advances	(220,800)	(18,000)	(150,000)
Net change in Federal Home Loan Bank of New York Short Term Advances	-	-	(160,000)
Purchase of treasury stock	-	-	(3,816)
Cash dividends paid on common stock	(10,625)	(10,443)	(10,440)
Cash dividends paid on preferred stock	(1,928)	(1,833)	(702)
Net proceeds from issuance of common stock	1,120	824	1,355
Net proceeds from issuance of preferred stock	520	9,690	15,270
Payments for redemption of preferred stock	-	(10,010)	(11,230)
Net proceeds from issuance of subordinated debt	-	38,754	-
Net payment from redemption of subordinated debt	-	(33,500)	-
Exercise of stock options	-	-	418
Net Cash (Used In) Provided by Financing Activities	(308,998)	(252,740)	248,328
Net (Decrease) Increase in Cash and Cash Equivalents	(40,698)	37,759	50,164
Cash and Cash Equivalents-Beginning	317,282	279,523	229,359
Cash and Cash Equivalents-Ending	$276,584	$317,282	$279,523

BCB Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Supplementary Cash Flow Information
Cash paid for income taxes, net of refunds	$1,801	$6,879	$18,027
Cash paid for interest	$81,058	$102,570	$81,594
Non-Cash Investing and Financing Activities
Loans transferred to Other Real Estate Owned	$20,077	$-	$-

See accompanying notes to consolidated financial statements.

Note 1 - Organization

BCB Bancorp, Inc. (the “Company”) is incorporated in the State of New Jersey and is a bank holding company. The common stock of the Company is listed on the NASDAQ Global Market and trades under the symbol “BCBP”.

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of December 31, 2025, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. Special Asset REO 2, LLC had one foreclosed property at December 31, 2025, totaling $5.0 million.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the years then ended. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses and a determination as to possible impairment of goodwill. Management believes that the allowance for credit losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based on changes in economic conditions in the market area. Management performed a quantitative assessment of goodwill and determined there was no impairment as of December 31, 2025.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

In preparing these consolidated financial statements, the Company evaluated the events that occurred between December 31, 2025, and the date these consolidated financial statements were issued.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions and interest-earning deposits in other banks having original maturities of three months or less.

Note 2 - Summary of Significant Accounting Policies (continued)

Debt Securities

Investments in debt securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities and reported at fair value, with unrealized holding gains and losses included in earnings. Debt securities not classified as trading securities or as held-to-maturity securities are classified as available-for-sale securities (“AFS”) and reported at fair value, with unrealized holding gains or losses, net of applicable deferred income taxes, reported in the accumulated other comprehensive income (loss) component of stockholders’ equity. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. There were no debt securities classified as held-to-maturity on December 31, 2025 and 2024.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Allowance for Credit losses

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance sheet credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. The allowance for credit losses on loans is reported separately as a contra-asset on the consolidated statements of financial condition. The expected credit loss for unfunded lending commitments and unfunded loan commitments is reported on the consolidated statements of financial condition in other liabilities while the provision for credit losses related to unfunded commitments is reported in other non-interest expense.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 5 – Loans Receivable and Allowance for Credit Losses.

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

Note 2 - Summary of Significant Accounting Policies (continued)

Federal Home Loan Bank of New York Stock

Federal law requires a member institution of the FHLB system to purchase and hold restricted stock of its district FHLB according to a predetermined formula. Such stock is carried at cost. The Company reviews for impairment based on the ultimate recoverability of the cost basis of the stock. No impairment charges were recorded related to the FHLB of New York stock during 2025, 2024 or 2023.

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2025, the Bank owned one foreclosed property totaling $5.0 million. At December 31, 2024, the Bank owned no foreclosed properties.

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

As a result of the net loss for the year ending December 31, 2025, the Company conducted a quantitative assessment of goodwill as of December 31, 2025, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2025. Refer to the Critical Accounting Estimates for additional details.

Note 2 – Summary of Significant Accounting Policies (continued)

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

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements in accordance with ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that has a likelihood of being realized on examination of more than 50 percent. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Under the “more likely than not” threshold guidelines, the Company believes no significant uncertain tax positions exist, either individually or in the aggregate, which would give rise to the non-recognition of an existing tax benefit. The Company recognizes interest and penalties on unrecognized tax benefits in income taxes expense in the consolidated statements of operations. The Company did not recognize any interest and penalties for the years ended December 31, 2025, 2024, or 2023. The tax years subject to examination by the Federal taxing authority are the years ended December 31, 2024, 2023, and 2022. The tax years subject to examination by the State taxing authorities are the years ended December 31, 2024, 2023, and 2022.

Rollforward of Shares Outstanding of Common and Preferred Stock

The Company maintains various classes of equity securities. Common stock is issued without par value. Preferred stock has a par value of $0.01 per share; however, because the par value is not meaningful to the amounts involved, the Company presents only share counts in the rollforward below. Share activity includes issuances under share-based compensation plans, dividend reinvestment plan (“DRIP”) issuances, and repurchases of common stock under authorized programs. The following tables summarize changes in shares outstanding for each class of stock for the periods presented.

	For the Year Ended December 31,
	2025	2024	2023
Common Stock (shares)
Beginning Shares	17,062,777	16,904,323	16,930,979
Shares Issued - stock options	-	167	53,731
Shares Issued - DRIP	169,762	108,287	77,797
Restricted Stock Grants	43,773	50,000	108,569
Restricted Stock Forfeitures	(2,100)	-	-
Treasury Stock Purchased	-	-	(266,753)
Ending Shares	17,274,212	17,062,777	16,904,323

	For the Year Ended December 31,
	2025	2024	2023
Preferred Stock (shares)
Beginning Shares	2,496	2,528	2,124
Shares Issued - Series J	-	472	1,527
Shares Issued - Series K	52	497	-
Shares Redeemed - Series H	-	-	(1,123)
Shares Redeemed - Series I	-	(1,001)	-
Ending Shares	2,548	2,496	2,528

Note 2 – Summary of Significant Accounting Policies (continued)

Net Income per Common Share

Basic net income per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the years ended December 31, 2025, 2024, and 2023 the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. No adjustments to net income were necessary in calculating basic and diluted net income per share. For the years ended December 31, 2025, 2024, and 2023, the Company had 876,000, 436,000 and 6,476 shares considered to be anti-dilutive, respectively.

	For the Year Ended December 31,
	2025			2024			2023
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, Except per share data)
Net (loss) income	$(12,527)			$18,623			$29,483
Basic earnings per share-
(Loss) Income available to
Common stockholders	$(14,456)	17,186	$(0.84)	$16,791	17,007	$0.99	$28,781	16,870	$1.71
Effect of dilutive securities:
Stock options		-			11			62
Diluted earnings per share-
Income available to
Common stockholders	$(14,456)	17,186	$(0.84)	$16,791	17,018	$0.99	$28,781	16,932	$1.70

Stock-Based Compensation Plans

The Company, under plans approved by its stockholders in 2023, 2018, and 2011, has granted stock options to employees and outside directors. See Note 12 for additional information as to option grants. Compensation expense recognized for option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods. The fair values relating to options granted are estimated using a Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock and other factors, such as implied market volatility using the respective options’ expected term. The Company used the mid-point of the original vesting period and original option life to estimate the options’ expected term, which represents the period of time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The Company recognizes compensation expense for the fair values of option awards, which have graded vesting, on a straight-line basis.

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

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its previous Chief Executive Officer (“the CEO”) in December 2021. The SERP Agreement provides the CEO with supplemental retirement income payable in the form of a life annuity. The monthly benefit payment is $10,000 and payments commenced in February 2025. The amount charged to expense follows the vesting schedule in the SERP Agreement and was $95,000, $45,000, and $350,000 during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Reclassification

During the year ended December 31, 2025, the Company revised the presentation of certain loan portfolio categories to better reflect the nature and risk characteristics of the underlying loans. Prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no impact on total loans, the Company’s consolidated results of operations or financial position.

Recent Accounting Pronouncements

In November 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08, Financial Instruments- Credit Losses (Topic 326): Purchased Loans. The amendment expands the gross-up approach to certain acquired loans defined as “purchased seasoned loans” (PSLs). For PSLs the allowance for credit losses is recognized at acquisition as an adjustment to amortized cost, eliminating Day-1 provision expense. The amendments are expected to enhance comparability and simplify application for institutions acquiring loan portfolios. The update is effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company does not anticipate adoption having an impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures. The ASU is intended to enhance the transparency of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The amendments in this ASU require a tabular reconciliation using both percentages and reporting currency amounts, with prescribed categories and separate disclosure of reconciling items with an effect equal to 5% or more of the amount determined by multiplying pretax income (or loss) from continuing operations by the applicable statutory income tax rate; a qualitative description of the states and local jurisdictions that make up the majority (greater than 50%) of the effect of the state and local income taxes; and the amount of income taxes paid, net of refunds received, disaggregated by federal, state, and foreign taxes and by individual jurisdictions when 5% or more of total income taxes paid, net of refunds received. The ASU also includes other amendments to improve the effectiveness of income tax disclosures. The update is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The transition method is prospective with retrospective method permitted. The adoption of ASU 2023-09 did not have an impact on its consolidated financial statements.

Note 3 - Related Party Transactions

The Bank leases a property from New Bay, LLC. (“New Bay”), a limited liability company 100 percent owned by Directors of the Bank and the Company. In conjunction with the lease, New Bay substantially removed the pre-existing structure on the site and constructed a new building suitable to the Bank for its banking operations. Under the terms of the lease, the cost of this project was reimbursed to New Bay by the Bank. The amount reimbursed, which occurred during the year 2000, was $943,000, and is included in premises and equipment under the caption “Building and improvements” (see Note 6). On May 1, 2006, the Bank renegotiated the lease to a twenty-five-year term. The Bank paid New Bay $165,000 a year ($13,750 per month) which is included in the consolidated statements of operations for 2025, 2024 and 2023, within occupancy expense. The rent is to be adjusted every five years thereafter at the fair market rental value. The Bank expects to pay $165,000 in rental expense for the year 2026.

On March 6, 2014, the Bank entered into a ten-year lease of property in Rutherford, New Jersey with 190 Park Avenue, LLC, which is owned by Directors of the Bank and the Company. The rent is $9,227 per month and lease payments of $123,000, $117,000 and $105,000 were made in years 2025, 2024 and 2023, which are reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $113,000 in rental expense for the year 2026. This was renewed in April 2024 for 10 years.

On August 3, 2018, the Bank entered into a ten-year lease of property in River Edge, New Jersey with 876 Kinderkamack, LLC, which is owned by Directors of the Bank and the Company. The rent is $9,090 per month and lease payments of $110,000, $99,000 and $97,000 were made in the years 2025, 2024 and 2023, which are reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $110,000 in rental expense for the year 2026.

On April 2, 2021, the Bank renewed a five-year lease of property in Lyndhurst, New Jersey with 734 Ridge Realty, LLC, which is owned by Directors of the Bank and the Company. The rent is $7,718 per month and lease payments of $93,000, $93,000 and $93,000 were made in years 2025, 2024 and 2023, which are reflected in the consolidated statements of operations within occupancy expense. The Bank expects to pay $97,000 in rental expense for the year 2026.

Note 4- Securities

Equity Securities

Equity securities are reported at fair value on the Company’s consolidated statements of financial condition. The Company’s portfolio of equity securities had an estimated fair value of $9.2 million and $9.5 million as of December 31, 2025 and December 31, 2024, respectively. Included in this category are equity holdings of financial institutions. Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

Equity securities are generally required to be measured at fair value with market value adjustments being reflected in net income.

The following table presents the disaggregated net gains and losses on equity securities reported in the consolidated statements of operations (In Thousands):

	For the Twelve Months Ended December 31, 2025	For the Twelve Months Ended December 31, 2024	For the Twelve Months Ended December 31, 2023
Net (losses) gains recognized during the period on equity securities	$(300)	$379	$(3,361)
Less: Net losses recognized during the period on equity securities sold during the period	-	-	(24)
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(300)	$379	$(3,337)

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

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$754	$-	$23	$731
More than five to ten years	1,787	-	64	1,723
More than ten years	74,040	591	2,599	72,032
Sub-total:	76,581	591	2,686	74,486

Corporate Debt Securities:
More than one to five years	15,791	99	194	15,696
More than five to ten years	32,274	135	1,209	31,200
More than ten years	5,000	13	-	5,013
Sub-total:	53,065	247	1,403	51,909

Total Debt Securities Available-for-Sale	$129,646	$838	$4,089	$126,395

Note 4- Securities (continued)

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities
More than one to five years	$1,286	$-	$57	$1,229
More than five to ten years	2,395	-	135	2,260
More than ten years	45,345	188	3,508	42,025
Sub-total:	49,026	188	3,700	45,514

Corporate Debt Securities:
More than one to five years	37,488	-	1,081	36,407
More than five to ten years	22,076	-	2,280	19,796
Sub-total:	59,564	-	3,361	56,203

Total Debt Securities Available-for-Sale	$108,590	$188	$7,061	$101,717

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available-for-sale were as follows:

	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
December 31, 2025
Residential mortgage-backed securities	$10,908	$37	$27,036	$2,649	$37,944	$2,686
Corporate Debt Securities	-	-	30,859	1,403	30,859	1,403
	$10,908	$37	$57,895	$4,052	$68,803	$4,089

December 31, 2024
Residential mortgage-backed securities	$10,558	$127	$24,673	$3,573	$35,231	$3,700
Corporate Debt Securities	2,985	19	51,918	3,342	54,903	3,361
	$13,543	$146	$76,591	$6,915	$90,134	$7,061

At December 31, 2025, thirty-one residential mortgaged-backed securities and twelve corporate debt securities have unrealized losses with aggregate depreciation of 7% and 4%, respectively.

At December 31, 2024, thirty-four residential mortgaged-backed securities and twenty corporate debt securities have unrealized losses with aggregate depreciation of 10% and 6%, respectively.

Note 5 - Loans Receivable and Allowance for Credit Losses

The following table presents the recorded investment in loans receivable at December 31, 2025 and December 31, 2024 by segment and class:

	December 31, 2025	December 31, 2024
	(In Thousands)
Loans:
Residential one-to-four family	$226,708	$239,870
Commercial and multi-family (1)	2,040,768	2,155,929
Cannabis related (2)	69,293	103,206
Construction (1)	68,521	130,589
Commercial business (1) (3)	168,459	242,239
Business express	74,862	92,947
Home equity (4)	74,332	66,769
Consumer	3,580	2,235
Total Loans	2,726,523	3,033,784
Less:
Deferred loan fees, net	(1,741)	(2,736)
Allowance for credit losses	(33,691)	(34,789)
	(35,432)	(37,525)
Total Loans, net	$2,691,091	$2,996,259

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

At December 31, 2025 and 2024, loans serviced by the Bank for the benefit of others totaled $103.6 million and $116.5 million, respectively.

Related-Party Loans

The Bank grants loans to its officers and directors and to their affiliates. The activity with respect to loans to directors, officers and affiliates of such persons, is as follows:

	Years Ended December 31,
	2025	2024
	(In Thousands)
Balance - beginning	$26,505	$28,208
Loans originated	-	-
Changes in related party status	(57)	-
Collections of principal	(551)	(1,703)
Balance - ending	$25,897	$26,505

Note 5- Loans Receivable and Allowance for Credit Losses (continued)

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

Cannabis related loans include commercial and multi-family, construction, and commercial business loans to borrowers involved in the cannabis industry and have the risks inherent in such loan types discussed herein. In addition, while medical use cannabis and recreational use businesses are legal in numerous states, including our primary markets of New Jersey and New York, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject our borrowers to criminal prosecution and other sanctions, which would have a material adverse effect on their businesses.

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

Home equity lending entails certain risks such as interest rate risk and risk of non-repayment. The marketability of the underlying property may be adversely affected by higher interest rates, decreasing the collateral value securing the loan. Repayment risk can be affected by job loss, divorce, illness and personal bankruptcy of the borrower. Home equity line of credit lending entails securing an equity interest in the borrower’s home. In many cases, the Bank’s position in these loans is as a junior lien holder to another institution’s superior lien. This type of lending is often priced on an adjustable-rate basis with the rate set at or above a predefined index. Adjustable-rate loans decrease the interest rate risk to the Bank that is associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default.

Other consumer loans generally have more credit risk because of the type and nature of the collateral and, in certain cases, the absence of collateral. Consumer loans generally have shorter terms and higher interest rates than other lending. In addition, consumer lending collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan.

Note 5- Loans Receivable and Allowance for Credit Losses (continued)

The following tables set forth the activity in the Bank’s allowance for credit losses and recorded investment in loans receivable at December 31, 2025, December 31, 2024 and December 31, 2023. The table also details the amount of total loans receivable, which are evaluated individually and collectively, for credit losses, and the related portion of the allowance for credit losses that is allocated to each loan class (In Thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs	-	(419)	(13,520)	-	(19,457)	(11,328)	-	-	(44,724)
Recoveries	75	-	-	-	7	1,533	-	-	1,615
Provision (benefit)	(246)	2,025	13,384	(1,234)	15,629	12,416	38	(1)	42,011
Ending Balance, December 31, 2025	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Ending Balance attributable to loans:
Individually evaluated	$-	$2,657	$-	$-	$2,938	$998	$-	$-	$6,593
Collectively evaluated	1,776	9,400	1,477	668	3,738	9,392	632	15	27,098
Ending Balance, December 31, 2025	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Loans Receivable:
Individually evaluated	$1,392	$130,581	$-	$18,888	$10,073	$998	$294	$-	$162,226
Collectively evaluated	225,316	1,910,187	69,293	49,633	158,386	73,864	74,038	3,580	2,564,297
Total Gross Loans, December 31, 2025	$226,708	$2,040,768	$69,293	$68,521	$168,459	$74,862	$74,332	$3,580	$2,726,523

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The decrease in the allowance for credit losses on loans during the year ended December 31, 2025 was primarily due to a decrease in reserves on individually evaluated loans offset by an increase in reserves on collectively evaluated business express loans.

Note 5- Loans Receivable and Allowance for Credit Losses (continued)

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2024	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$33,608

Charge-offs	-	(531)	-	-	(1,799)	(8,038)	-	(467)	(10,835)
Recoveries	48	-	-	-	371	27	-	-	446
Provision (benefit)	(445)	(4,361)	(731)	(1,856)	7,417	11,238	(97)	405	11,570
Ending Balance, December 31, 2024	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Ending Balance attributable to loans:
Individually evaluated	$-	$1,473	$-	$-	$4,725	$5,619	$-	$-	$11,817
Collectively evaluated	1,947	8,978	1,613	1,902	5,772	2,150	594	16	22,972
Ending Balance, December 31, 2024	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Loans Receivable:
Individually evaluated	$853	$64,735	$-	$586	$11,163	$5,619	$443	$-	$83,399
Collectively evaluated	239,017	2,091,194	103,206	130,003	231,076	87,328	66,326	2,235	2,950,385
Total Gross Loans, December 31, 2024	$239,870	$2,155,929	$103,206	$130,589	$242,239	$92,947	$66,769	$2,235	$3,033,784

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Unallocated	Total
Allowance for credit losses:
Ending Balance, December 31, 2022	2,474	21,381	402	2,073	4,482	872	485	24	180	32,373
Effect of adopting ASU No. 2016-13 ("CECL")	144	(6,953)	(145)	1,369	1,727	(316)	182	7	(180)	(4,165)
Beginning Balance, January 1, 2023	$2,618	$14,428	$257	$3,442	$6,209	$556	$667	$31	$-	$28,208

Charge-offs:	-	-	-	-	-	(805)	-	-	-	(805)
Recoveries:	45	-	-	-	29	11	16	-	-	101
Provision (benefit):	(319)	915	2,087	316	(1,730)	4,780	8	47	-	6,104
Ending Balance, December 31, 2023	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$-	$33,608

Ending Balance attributable to loans:
Individually evaluated	$-	$990	$1,157	$310	$975	$797	$-	$-	$-	$4,229
Collectively evaluated	2,344	14,353	1,187	3,448	3,533	3,745	691	78	-	29,379
Ending Balance, December 31, 2023	$2,344	$15,343	$2,344	$3,758	$4,508	$4,542	$691	$78	$-	$33,608

Loans Receivable:
Individually evaluated	$444	$40,417	$5,342	$2,898	$3,909	$797	$212	$-	$-	$54,019
Collectively evaluated	247,851	2,299,039	103,619	185,035	255,946	102,131	66,119	3,643	-	3,263,383
Total Gross Loans, December 31, 2023	$248,295	$2,339,456	$108,961	$187,933	$259,855	$102,928	$66,331	$3,643	$-	$3,317,402

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 5- Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the activity in the allowance for credit losses on off-balance sheet exposures for the years ended December 31, 2025, 2024, and 2023.

	Twelve Months Ended December 31,
	2025	2024	2023
	(in Thousands)
Allowance for Credit Losses:
Beginning Balance	$813	$694	$-
Impact of adopting ASU No. 2016-13 ("CECL") effective January 1, 2023	-	-	1,266
Provision (benefit) for credit losses	17	119	(572)
	$830	$813	$694

The tables below set forth the amounts and types of nonaccrual loans in the Bank’s loan portfolio at December 31, 2025 and 2024, respectively. Loans are generally placed on nonaccrual status when they become more than 90 days delinquent, or when the collection of principal and/or interest become doubtful.

As of December 31, 2025, nonaccrual loans differed from the amount of total loans past due greater than 90 days due to loans 90 days past due but still accruing interest or loans that were previously 90 days past due both of which are maintained on nonaccrual status for a minimum of six months until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of December 31, 2025
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past Due 90 Days and Still Accruing
Residential one-to-four family	$-	$1,554	$1,554	$-
Commercial and multi-family (1)	2,500	49,659	52,159	-
Cannabis related (2)	-	-	-	-
Construction (1)	-	4,897	4,897	-
Commercial business (1) (3)	1,660	2,065	3,725	-
Business express	626	-	626	-
Home equity (4)	-	294	294	-
Total	$4,786	$58,469	$63,255	$-

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	As of December 31, 2024
	(in Thousands)
	Nonaccrual loans with an Allowance for Credit Losses	Nonaccrual loans without an Allowance for Credit Losses	Total Nonaccrual loans	Amortized Cost of Loans Past Due 90 Days and Still Accruing
Residential one-to-four family	$534	$853	$1,387	$-
Commercial and multi-family (1)	4,823	28,151	32,974	6,049
Cannabis related (2)	-	-	-	-
Construction (1)	-	586	586	-
Commercial business (1) (3)	5,208	2,425	7,633	-
Business express	1,706	191	1,897	1,677
Home equity (4)	-	231	231	-
Total	$12,271	$32,437	$44,708	$7,726

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Had nonaccrual loans been performing in accordance with their original terms, the interest income recognized for the years ended December 31, 2025 and 2024 would have been approximately $5.4 million and $5.6 million, respectively. Interest income recognized on loans returned to accrual was approximately $3.9 million and $1.4 million, respectively. The Bank is not committed to lend additional funds to the borrowers whose loans have been placed on a nonaccrual status. At December 31, 2025, there were no loans which were more than ninety days past due and still accruing interest. At December 31, 2024, there were $7.7 million in loans which were more than ninety days past due and still accruing interest.

Note 5- Loans Receivable and Allowance for Credit Losses (continued)

The following table sets forth the delinquency status of total loans receivable at December 31, 2025:

			Greater Than
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans
	Past Due	Past Due	Past Due	Due	Current	Receivable
	(In Thousands)
Residential one-to-four family	$4,342	$279	$594	$5,215	$221,493	$226,708
Commercial and multi-family (1)	17,600	3,296	51,979	72,875	1,967,893	2,040,768
Cannabis related (2)	-	-	-	-	69,293	69,293
Construction (1)	-	-	4,897	4,897	63,624	68,521
Commercial business (1) (3)	8,583	1,041	2,975	12,599	155,860	168,459
Business express	1,961	-	-	1,961	72,901	74,862
Home equity (4)	1,289	65	231	1,585	72,747	74,332
Consumer	-	-	-	-	3,580	3,580
Total	$33,775	$4,681	$60,676	$99,132	$2,627,391	$2,726,523

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The following table sets forth the delinquency status of total loans receivable at December 31, 2024:

			Greater Than
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans
	Past Due	Past Due	Past Due	Due	Current	Receivable
	(In Thousands)
Residential one-to-four family	$3,229	$-	$302	$3,531	$236,339	$239,870
Commercial and multi-family (1)	8,279	2,673	30,903	41,855	2,114,074	2,155,929
Cannabis related (2)	-	-	-	-	103,206	103,206
Construction (1)	-	1,829	586	2,415	128,174	130,589
Commercial business (1) (3)	9,125	580	3,795	13,500	228,739	242,239
Business express	6,714	3,452	3,141	13,307	79,640	92,947
Home equity (4)	1,846	18	231	2,095	64,674	66,769
Consumer	-	-	-	-	2,235	2,235
Total	$29,193	$8,552	$38,958	$76,703	$2,957,081	$3,033,784

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 5 - Loans Receivable and Allowance for Credit Losses (continued)

Modifications

The following tables show the amortized cost basis of loans modified to borrowers experiencing financial difficulty, disaggregated by loan category and type of concession granted for the twelve months ended December 31, 2025 and 2024.

	For the Twelve Months Ended December 31, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate & Term Reduction	Total Principal	% of Total Class of Financing Receivable
Residential	1	$162	$-	$-	$162	0.07%
Commercial and multi-family	1	-	25,523	-	25,523	1.25
Commercial business	5	-	717	344	1,061	0.63
Business express	97	-	20,008	-	20,008	26.73
	104	$162	$46,248	$344	$46,754	1.71

	For the Twelve Months Ended December 31, 2024
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate & Term Reduction	Total Principal	% of Total Class of Financing Receivable
Residential	1	$173	$-	$-	$173	0.07%
Commercial and multi-family	1	-	-	15,036	15,036	0.67
Commercial business	1	1,294	-	-	1,294	0.52
Business express	276	-	63,299	-	63,299	68.10
	279	$1,467	$63,299	$15,036	$79,802	2.63

The following tables present loan modifications made during the twelve months ended December 31, 2025 and 2024 by payment status.

	For the Twelve Months Ended December 31, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Residential	$-	$-	$-	$-	$162	$162
Commercial and multi-family	25,523	-	-	-	-	25,523
Commercial business	394	244	-	-	667	1,305
Business express	19,138	-	-	-	626	19,764
	$45,055	$244	$-	$-	$1,455	$46,754

	For the Twelve Months Ended December 31, 2024
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Accruing	Nonaccrual	Total
Residential	$-	$173	$-	$-	$-	$173
Commercial and multi-family	15,036	-	-	-	-	15,036
Commercial business	-	-	-	-	1,294	1,294
Business express	62,791	74	-	-	434	63,299
	$77,827	$247	$-	$-	$1,728	$79,802

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

Of the loans modified during the preceding twelve months, there were eight Business express loans with a combined balance of $2.1 million that subsequently defaulted and were charged-off in full. There was one Commercial business loans with a balances of $246,000 that subsequently defaulted and was charged-off in full.

Note 5 - Loans Receivable and Allowance for Credit Losses (continued)

Criticized and Classified Assets

The Company’s policies provide for a classification system for problem assets. Under this classification system, problem assets are classified as “substandard,” “doubtful,” or “loss.”

When the Company classifies problem assets, the Company may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining our regulatory capital. Specific valuation allowances for credit losses generally do not qualify as regulatory capital. As of December 31, 2025, the Company had $188.9 million in assets classified as substandard, of which $162.2 million were individually evaluated. As of December 31, 2024, the Company had $152.7 million in assets classified as substandard, of which $83.4 million were also individually evaluated. The loans classified as substandard are comprised of unsecured commercial loans, commercial loans secured by commercial real estate, commercial business assets, and residential real estate. The loans that have been classified substandard were classified as such primarily due to payment status, updated financial information has not been timely provided, or the collateral underlying the loan is in the process of being revalued.

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

Note 5 - Loans Receivable and Allowance for Credit Losses (continued)

The following table presents the loan portfolio types summarized by the aggregate pass rating and the classified ratings of special mention, substandard, doubtful, and loss within the Company’s internal risk rating system as of December 31, 2025 and 2024 (In Thousands):

Loans by Year of Origination at December 31, 2025
	2025	2024	2023	2022	2021	Prior		Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$10,255	$11,887	$15,164	$43,691	$33,586	$107,069		$-	$-	$221,652
Special Mention	-	-	-	1,802	910	790		-	-	3,502
Substandard	-	-	-	-	445	1,109		-	-	1,554
Total one-to-four family	$10,255	$11,887	$15,164	$45,493	$34,941	$108,968		$-	$-	$226,708

Commercial and multi-family (1)
Pass	$50,098	$8,293	$184,486	$613,331	$151,205	$773,732		$8,760	$-	$1,789,905
Special Mention	-	-	-	28,029	11,307	58,141		-	-	97,477
Substandard	-	-	1,633	68,011	18,795	64,807		140	-	153,386
Total Commercial and multi-family	$50,098	$8,293	$186,119	$709,371	$181,307	$896,680		$8,900	$-	$2,040,768

Cannabis related (2)
Pass	$-	$-	$-	$8,385	$2,067	$7,958		$8,050	$-	$26,460
Special Mention	-	-	18,981	17,552	5,442	-		858	-	42,833
Substandard	-	-	-	-	-	-		-	-	-
Total Cannabis Related	$-	$-	$18,981	$25,937	$7,509	$7,958		$8,908	$-	$69,293

Construction (1)
Pass	$917	$2,004	$15,752	$19,460	$4,403	$-		$4,803	$-	$47,339
Special Mention	-	-	2,294	-	-	-		-	-	2,294
Substandard	-	-	-	15,715	2,587	586		-	-	18,888
Total Construction	$917	$2,004	$18,046	$35,175	$6,990	$586		$4,803	$-	$68,521

Commercial business (1) (3)
Pass	$-	$7,388	$1,995	$4,829	$1,039	$24,455		$93,029	$-	$132,735
Special Mention	-	-	-	-	1,458	2,358		18,153	-	21,969
Substandard	-	-	-	-	-	2,047		11,708	-	13,755
Total Commercial business	$-	$7,388	$1,995	$4,829	$2,497	$28,860		$122,890	$-	$168,459

Business express
Pass	$-	$-	$-	$-	$-	$-	$		$71,843	$71,843
Special Mention	-	-	-	-	-	-			2,021	2,021
Substandard	-	-	-	-	-	-		397	601	998
Total Business express	$-	$-	$-	$-	$-	$-		$397	$74,465	$74,862

Home equity (4)
Pass	$1,796	$164	$3,293	$1,246	$396	$4,914		$57,357	$4,319	$73,485
Special Mention	-	-	-	-	-	42		511	-	553
Substandard	-	-	-	-	-	114		30	150	294
Total Home equity	$1,796	$164	$3,293	$1,246	$396	$5,070		$57,898	$4,469	$74,332

Consumer
Pass	$1,824	$272	$1,106	$290	$2	$80		$6	$-	$3,580
Special Mention	-	-	-	-	-	-		-	-	-
Substandard	-	-	-	-	-	-		-	-	-
Total Consumer	$1,824	$272	$1,106	$290	$2	$80		$6	$-	$3,580

Total Loans	$64,890	$30,008	$244,704	$822,341	$233,642	$1,048,202		$203,802	$78,934	$2,726,523

Gross charge-offs	$-	$-	$-	$12,836	$282	$3,848		$18,166	$9,592	$44,724

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

Note 6 - Premises and Equipment

Premises and equipment as of December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024
	(In Thousands)
Land	$1,646	$1,646
Buildings and improvements	10,098	10,048
Leasehold improvements	12,500	12,160
Furniture, fixtures and equipment	8,126	8,364
	32,370	32,218
Accumulated depreciation and amortization	(20,314)	(19,649)
	$12,056	$12,569

Depreciation and amortization expense for the years ended December 31, 2025, 2024, and 2023 was $1.6 million, 1.7 million, and $2.0 million, respectively.

Buildings and improvements include a building constructed on property leased from a related party (see Note 3).

Note 7 - Interest Receivable

The distribution of accrued interest receivable at December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
	(In Thousands)
Loans	$12,995	$14,344
Securities	839	832
	$13,834	$15,176

Note 8 – Deposits

The distribution of deposits at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(In Thousands)
Demand:
Non-interest bearing	$531,140	$520,387
Interest bearing	501,172	553,731
Money market	426,138	395,004
	1,458,450	1,469,122
Savings and club	243,670	252,491
Certificates of deposit	971,453	1,029,245
	$2,673,573	$2,750,858

Deposits of certain municipalities and local government agencies are collateralized by $43.3 million of investment securities and by a $300.0 million Municipal Letter of Credit with the FHLB.

At December 31, 2025 and 2024, certificates of deposit of $250,000 or more totaled approximately $436.0 million and $398.0 million, respectively.

At December 31, 2025, deposits from officers, directors and their affiliates totaled approximately $43.3 million.

The scheduled maturities of certificates of deposit at December 31, 2025, were as follows (In thousands):

Amount
2026	$954,078
2027	13,264
2028	2,286
2029	677
2030	694
Thereafter	454
$971,453

As of December 31, 2025 and 2024, the Company had $80.5 million and $177.6 million in brokered certificate deposits, respectively. The Company had no brokered demand deposits at December 31, 2025 and 2024. Reciprocal deposits are not considered brokered deposits under applicable regulations.

Note 9 - Short-Term Debt and Long-Term Debt

Information regarding short-term borrowings is as follows:

	December 31,
	2025	2024

	Amount	Amount
	(In Thousands)
Balance at end of period	$-	$-
Average balance outstanding during the year	$87	$2
Highest month-end balance during the year	$30,000	$-
Average interest rate during the year	4.66%	6.42%
Weighted average interest rate at year-end	-%	-%

Long-term debt consists of the following:

		December 31,
		2025		2024
		Weighted Average Rate	Amount ($000s)	Weighted Average Rate	Amount ($000s)
Federal Home Loan Bank Advances:
	Maturing by December 31,
	2025	-%	$-%		$220,361
	2026	4.53	235,000	4.53	235,000
		4.53%	$235,000	4.21%	$455,361

At December 31, 2025 and 2024, loans with carrying values of approximately $1.5 billion and $1.4 billion, respectively, were pledged to secure the above noted Federal Home Loan Bank of New York borrowings. In addition, at December 31, 2025 and 2024, loans with carrying values of approximately $350.0 million and $546.7 million, respectively, were pledged with the Federal Reserve Discount window. There were no outstanding borrowings with the Federal Reserve at December 31, 2025 and 2024. No securities were pledged for borrowings at December 31, 2025 and 2024.

At December 31, 2025, the Company had the ability to obtain additional funding from the FHLB of $382.4 million and $198.7 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral.

The Bank’s total credit exposure cannot exceed 50.0 percent of its total assets, or $1.640 billion, based on the borrowing limitations outlined in the FHLB of New York’s member products guide. The total credit exposure limit of 50.0 percent of total assets is recalculated each quarter.

Note 10 – Subordinated Debt

On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month SOFR (defined below) plus 582 basis points. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Company used the net proceeds from the offering to repurchase $33.5 million of subordinated debt issued on July 30, 2018 (the “Old Notes”) and for general corporate purposes. The Tier 2 capital credit related to the Old Notes started to amortize as the Old Notes reached their five-year anniversary on August 1, 2023. Subordinated debt included associated deferred costs of $914,000 at December 31, 2025.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month CME Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At December 31, 2025, the interest rate for the trust preferred securities was 6.616%.

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

At December 31, 2025 and December 31, 2024, the Bank exceeded all its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2025
Bank
Community Bank Leverage Ratio	$344,067	10.39%	$264,922	8.00%	$298,037	9.00%

As of December 31, 2024
Bank
Community Bank Leverage Ratio	$363,697	10.03%	$290,087	8.00%	$326,348	9.00%

Note 11 - Regulatory Matters (continued)

The following tables set forth the regulatory capital ratios for the Company as well as the regulatory requirements for the years ended December 31, 2025 and 2024.

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2025
Bancorp
Total Capital (to Risk-Weighted Assets)	$377,318	13.43%	$224,761	8.00%	$280,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	304,541	10.84	168,565	6.00	168,565	6.00
C/E Tier 1 Capital (to Risk-Weighted Assets)	275,174	9.79	126,484	4.50	-	-
Tier 1 Capital (to adjusted total assets)	304,541	9.20	132,409	4.00	-	-

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
As of December 31, 2024
Bancorp
Total Capital (to Risk-Weighted Assets)	$400,591	12.89%	$248,621	8.00%	$310,777	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	326,965	10.52	186,482	6.00	186,482	6.00
C/E Tier 1 Capital (to Risk-Weighted Assets)	298,118	9.59	139,889	4.50	-	-
Tier 1 Capital (to adjusted total assets)	326,965	9.02	144,996	4.00	-	-

For the Company to be “well capitalized” under Federal Reserve definitions for bank holding companies, the Company is only required to have a Tier 1 Capital to Risk Weighted Assets ratio of at least 6.00% and a Total Capital to risk Weighted Assets ratio of at least 10.00%.

As of December 31, 2025 and 2024, the most recent notification from the Company and the Bank’s regulators categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events occurring since that notification that management believes have changed the Company’s or the Bank’s category.

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

The following tables set forth the Pension Plan's funded status at December 31, 2025, 2024 and 2023 and components of net periodic pension cost for the years ended December 31, 2025, 2024 and 2023:

Change in Benefit Obligation:	December 31,
	2025	2024	2023
	(In Thousands)
Benefit obligation, beginning of year	$4,228	$4,802	$4,935
Interest cost	225	224	238
Actuarial loss (gain) (1)	22	(256)	(25)
Benefits paid	(340)	(363)	(346)
Lump sum distributions	(214)	(179)	0
Benefit obligation, ending	$3,921	$4,228	$4,802
Change in Plan Assets:
Fair value of assets, beginning of year	$6,082	$6,012	$5,965
Actual return on plan assets	445	612	393
Benefits paid	(340)	(363)	(346)
Lump sum distributions	(214)	(179)	0
Fair value of assets, ending	$5,973	$6,082	$6,012
Fair value of assets	$5,973	$6,082	$6,012
Projected benefit obligation	3,921	4,228	4,802
Funded status, included in other assets, net	$2,052	$1,854	$1,210
Valuation assumptions used to determine benefit obligation at period end:
Discount rate	5.61%	5.54%	4.83%
Salary increase rate	N/A	N/A	N/A

(1) Actuarial gain comes about when the actual plan results are more favorable than the actuarial assumptions used to perform the calculations. The primary actuarial assumptions used are interest and mortality as well as the rate of return on the plan assets. Differences between expected and actual results in each year are included in the net actuarial gain.

Net Periodic Pension Expense:	December 31,
	2025	2024	2023
	(In Thousands)
Interest cost	$225	$224	$238
Expected return on assets	(355)	(350)	(346)
Amortization of net loss	-	-	55
Net periodic pension benefit	$(130)	$(126)	$(53)
Valuation assumptions used to determine net periodic benefit for the year:
Discount rate	5.54%	4.83%	5.02%
Long term rate of return on plan assets	6.00%	6.00%	6.00%
Salary increase rate	N/A	N/A	N/A

At December 31, 2025, 2024 and December 31, 2023, unrecognized net (gains) and losses of $(5,000), $62,000 and $580,000, respectively, were included, net of deferred income tax, in accumulated other comprehensive loss in accordance with ASC 715-20 and ASC 715-30.

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

Note 12 - Benefits Plan (continued)

The fair values of the Pension Plan assets at December 31, 2025, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,057	$1,057	$-	$-
Large-Cap Growth (b)	-	-	-	-
Diversified Emerging Markets (f)	110	110	-	-
Large Blend (d)	1,312	1,312	-	-
Technology (g)	174	174	-	-
Mutual Funds-Fixed Income
Long Government (h)	36	36	-	-
Multi-Sector Bond (c)	1,151	1,151	-	-
High Yield Bond (e)	602	602	-	-
Intermediate Core Bond (i)	566	566	-	-
BCB Common Stock	402	402	-	-
Cash Equivalents
Money Market	563	563	-	-
Total	$5,973	$5,973	$-	$-

The fair values of the Company’s pension plan assets at December 31, 2024, by asset category (see Note 2 for the definitions of levels), are as follows (In Thousands):

Asset Category	Total	(Level 1)	(Level 2)	(Level 3)
Mutual funds-Equity
Large-Cap Value (a)	$1,035	$1,035	$-	$-
Large-Cap Growth (b)	-	-	-	-
Diversified Emerging Markets (f)	88	88	-	-
Large Blend (d)	1,253	1,253	-	-
Technology (g)	168	168	-	-
Mutual Funds-Fixed Income
Long Government (h)	38	38	-	-
Multi-Sector Bond (c)	1,181	1,181	-	-
High Yield Bond (e)	622	622	-	-
Intermediate Core Bond (i)	595	595	-	-
BCB Common Stock	590	590	-	-
Cash Equivalents
Money Market	512	512	-	-
Total	$6,082	$6,082	$-	$-

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

Note 12 - Benefits Plan (continued)

The Company does not expect to contribute, based upon actuarial estimates, to the Pension Plan in 2026.

Benefit payments are expected to be paid for the years ended December 31 as follows (In thousands):

2026	$366
2027	366
2028	362
2029	352
2030	339
2031-2035	1,516

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

On February 10, 2026, awards of 47,616 shares of restricted stock, in aggregate were declared for members of the Board of Directors of the Bank and the Company, which vest over a 3-year period, commencing on the anniversary of the award date.

On February 3, 2025, awards of 42,210 and 1,563 shares of restricted stock were declared for members of the Board of Directors of the Bank and the Company, which fully vested on the anniversary of the awards.

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

The following table presents the share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 (In Thousands).

	Years Ended December 31,
	2025	2024	2023
Stock Option Expense	$141	$128	$133
Restricted Stock Expense	875	639	460
Total share-based compensation expense	$1,016	$767	$593

The following is a summary of the status of the Company’s restricted shares as of December 31, 2025.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2024	84,800	$ 12.38
Granted	43,773	10.66
Vested	(49,220)	12.49
Forfeited	-	-
Non-vested at December 31, 2025	79,353	$ 11.36

The remaining non-vested restricted shares outstanding as of December 31, 2025, will be charged to expense in 2026-2027, totaling $247,000.

Note 12 - Benefits Plan (continued)

A summary of stock option activity, follows:

	Number of Options	Range of Exercise Price	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2024	975,975	$10.55-13.68	$11.89	3.83	$984
Options forfeited	-	-	-	-	-
Options exercised (1)	(2,000)	12.19	12.19	-	-
Options granted	-	-	-	-	-
Options expired	(80,000)	13.32	-	-	-
Outstanding at December 31, 2024	893,975	$10.55-13.68	$11.76	3.16	$355
Options forfeited	-	-	-	-	-
Options exercised	-	-	-	-	-
Options granted	63,763	9.91	9.91	-	-
Options expired	(82,000)	10.78	10.78	-	-
Outstanding at December 31, 2025	875,738	$9.91-13.68	$11.72	2.88	$-
Exercisable at December 31, 2025	773,715

(1) Includes 2,000 cashless exercise of options during 2024.

It is Company policy to issue new shares upon share option exercise. Expected future compensation expense relating to the 102,023 shares of unvested options outstanding as of December 31, 2025 is $133,000 and will be recognized over a weighted average period of 1.89 years.

On February 24, 2025, grants of 63,763 options, in aggregate, were declared for certain officers of the Bank and the Company, which vest over a 3-year period commencing on the anniversary of the grant date. The exercise price was recorded as of the close of business on February 24, 2025. There were no options awarded during the year ended December 31, 2024.

Supplemental Executive Retirement Plan

The Bank entered into a Supplemental Executive Retirement Agreement (the “SERP Agreement”) with its former Chief Executive Officer (“the CEO”) in December 2021, payable in the form of a life annuity.

The SERP Agreement was an unfunded arrangement maintained primarily to provide supplemental retirement benefits and comply with Section 409A of the Internal Revenue Code. The cost of the benefit was amortized over a three-year vesting period beginning in 2021. The Bank recorded compensation expense of $95,000, $45,000, and $350,000 related to the Plan during the years ended December 31, 2025, 2024 and 2023, respectively. For each of the years ended December 31, 2026, and 2027, the anticipated expense is $44,000 and $41,000, respectively. The Bank has elected to fund the retirement benefit by purchasing annuities that have been designed to provide a future source of funds for the lifetime retirement benefits of the SERP Agreement, totaling $1,700,000, which is included in other assets.

Note 13 – Stockholders’ Equity

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

Note 14 – Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill in connection with acquisitions. The initial recording of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. The amount of goodwill at December 31, 2025 and 2024 was $5.2 million.

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

As a result of the net loss for the year ending December 31, 2025, the Company conducted a quantitative assessment of goodwill as of December 31, 2025, and determined that it was more likely than not that goodwill was not impaired. Accordingly, there was no impairment at December 31, 2025. Refer to the Critical Accounting Estimates for additional details.

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at December 31, 2025.

Note 15 - Dividend Restrictions

Payment of cash dividends on common stock is conditional on earnings, financial condition, cash needs, capital considerations, the discretion of the Board of Directors of the Company, and compliance with regulatory requirements. State and federal law and regulations impose limitations on the Bank’s ability to pay dividends to the Company. Under New Jersey law, the Company is permitted to declare dividends on its common stock only if, after payment of the dividend, the capital stock of the Bank will be unimpaired and the Bank will have a surplus of no less than 50 percent of its capital stock or, if not, the payment of the dividend will not reduce the Bank’s surplus. During 2025, 2024, and 2023, the Bank paid the Company total dividends of $11,421,000, $19,387,000, and $22,580,000, respectively. The Company’s ability to declare dividends is dependent upon the amount of dividends paid to the Company by the Bank.

Note 16 - Income Taxes

The components of income tax (benefit) expense are summarized as follows:

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Current income tax (benefit) expense:
Federal	$(783)	$4,529	$8,917
State	954	2,860	5,592
	171	7,389	14,509
Deferred income tax (benefit) expense:
Federal	(3,778)	351	(1,634)
State	(2,164)	(93)	(903)
	(5,942)	258	(2,537)
Total Income Tax (Benefit) Expense	$(5,771)	$7,647	$11,972

Note 16 - Income Taxes (continued)

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are as follows:

	December 31,
	2025	2024
Deferred income tax assets:	(In Thousands)
OREO write down	$4,310	$-
Allowance for credit losses	9,868	10,176
Nonaccrual interest	1,868	749
Net operating loss carry forwards	2,542	1,070
Lease liability	3,184	3,756
Unrealized loss on securities	1,330	2,149
Capital loss carryover (1)	477	477
Deferred fees and costs	498	782
Other	1,932	2,094
	26,009	21,253
Reserve against capital loss carryover	(477)	-
	25,532	21,253
Deferred income tax liabilities:
Purchase accounting adjustment on premises and equipment acquired	(66)	(69)
Right-of-use assets	(3,047)	(3,626)
SBA servicing asset	(210)	(252)
Borrowing modification	-	(125)
	(3,323)	(4,072)

Net Deferred Tax Asset	$22,209	$17,181

(1) Tax benefit relating to capital loss on securities sold in 2023 which will expire in 2028.

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2025	2024
	(In Thousands)
Balance at beginning of year:	$17,181	$18,213
Deferred tax benefit	5,942	(258)
Other comprehensive income
Available-for-sale securities	(892)	(618)
Benefit plan	(22)	(156)
Balance at end of year	$22,209	$17,181

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this assessment, management has considered the profitability of current core operations, future market growth, forecasted earnings, future taxable income, and ongoing, feasible and permissible tax planning strategies. The Company has determined that it would not be able to realize a portion of its net deferred tax asset in the future, and a $477,000 adjustment to the net deferred tax asset was charged to earnings. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and capital gains during the periods in which temporary differences are deductible and carry forwards are available. The Company believes it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated statements of financial condition.

In conjunction with the Company’s acquisition of IA Bancorp in 2018, the Company acquired a federal net operating loss carry forward of $8.7 million. This carry forward is available for use through 2035; however, in accordance with Internal Revenue Code Section 382, usage of the carry forward is limited to $459,000 annually on a cumulative basis (portions of the $459,000 not used in a particular year may be added to subsequent usage). At both December 31, 2025 and 2024, the Company had $5.1 million remaining of this federal net operating loss carry forward available to offset future taxable income for federal tax reporting purposes.

In 2025, the Company has generated a $4.4 million federal net operating loss carryover with no expiration date and $7.1 million state net operating loss carryover that expires in 2045.

Note 16 - Income Taxes (continued)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 21.0 percent to income before income tax expense.

	Years Ended December 31,
	2025		2024		2023
	(In Thousands)
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax (benefit) expense at statutory rate	$(3,843)	21.00%	$5,517	21.00%	$8,706	21.00%
Increases (decreases) in income taxes resulting from:
State income tax, net of federal income tax effect (1)	(1,175)	6.42	2,186	8.32	3,704	8.94
Tax-exempt income	(15)	0.08	(13)	(0.05)	(30)	(0.07)
Bank-owned life insurance earnings	(698)	3.81	(553)	(2.10)	(368)	(0.89)
Capital loss carryover valuation allowance	477	(2.60)	-	-	-	-
Other items, net	(517)	2.83	510	1.94	(40)	(0.10)
Effective Income Tax Expense	$(5,771)		$7,647		$11,972
Effective Income Tax Rate		31.54%		29.11%		28.88%

(1) State benefits in New Jersey make up the majority (greater than 50%) of the tax effect in this category.

The Company adopted ASU 2023-09 on a retrospective basis for the years ended December 31, 2025, 2024 and 2023 and has included the following table as a result of the adoption, which presents income taxes paid net of refunds received (in thousands):

	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
U.S. Federal	$291	$4,300	$10,600
State and Local income tax, net of federal income tax effect:
New Jersey	715	1,400	5,130
New York State	442	597	1,258
New York City	253	502	939
Pennsylvania	100	80	100
Total income taxes paid	1,801	6,879	18,027

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

Outstanding loan related commitments were as follows:

	December 31,
	2025	2024	2023
	(In Thousands)
Loan origination commitments	$33,108	$1,505	$975
Standby letters of credit	1,354	2,450	13,353
Construction loans in process	6,899	16,673	63,395
Unused lines of credit	144,639	173,169	235,329
	$186,000	$193,797	$313,052

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

Note 17- Commitments and Contingencies (continued)

Leases

At December 31, 2025, the Company leased 24 of its offices under various operating lease agreements. The leases have remaining terms of 1 year to 9 years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

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

The following tables present certain information related to the Company’s lease obligations (in thousands):

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Operating lease cost	$3,792	$3,596
Variable lease cost-operating leases	1,148	1,096
	$4,940	$4,692

	At December 31, 2025	At December 31, 2024
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$10,660	$12,686

Operating Lease Liabilities:
Current liabilities	$3,314	$3,189
Operating lease liabilities (noncurrent portion)	8,835	11,299
Imputed interest	(1,009)	(1,349)
Total operating lease liabilities	$11,140	$13,139

The following tables summarize the Company’s weighted average remaining lease terms and weighted average discount rates:

	2025		2024
Weighted Average Remaining Lease Term
Operating leases	4.64	years	5.39	years

Weighted Average Discount Rate
Operating leases	3.55%		3.40%

The following table summarizes the Company’s maturity of lease obligations for operating leases at December 31, 2025 (in thousands):

Maturities of lease liabilities (discounted):
At December 31, 2025
Operating Leases
One year or less	$3,314
Over one year through three years	4,993
Over three years through five years	2,250
Over five years	1,592
Gross Operating Lease Liabilities	$12,149
Imputed Interest	(1,009)
Total Operating Lease Liabilities	$11,140

Legal Contingencies

The Company is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of December 31, 2025, the Company was not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. There were no liabilities measured at fair value on a recurring or nonrecurring basis at December 31, 2025 and 2024.

For assets measured at fair value on a recurring basis, the fair value measurements, by level, within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2025:
Securities Available-for-Sale
Debt Securities Available-for-Sale	$126,395	$-	$126,395	$-
Marketable Equities	9,172	9,172	-	-
Total Securities Available-for-Sale	$135,567	$9,172	$126,395	$-

As of December 31, 2024:
Securities Available for Sale
Debt Securities Available-for-Sale	$101,717	$-	$101,717	$-
Marketable Equities	9,472	9,472	-	-
Total Securities Available-for-Sale	$111,189	$9,472	$101,717	$-

For assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
	(In Thousands)
As of December 31, 2025:
Individually Evaluated Loans	$20,206	$-	$-	$20,206
Other real estate owned	$5,000	$-	$-	$5,000

As of December 31, 2024:
Individually Evaluated Loans	$19,391	$-	$-	$19,391

Certain individually evaluated loans and OREO were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The losses on individually evaluated loans is not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. The loss on OREO is recorded as a component of non-interest income.  Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

During the year ended December 31, 2025, the Company recorded write-downs of $15,077,000 related to an OREO property. This loss was the result of updated appraisals, changes in market conditions, and management’s evaluation of estimated selling costs. The valuation adjustments are included in “Other real estate owned, net” within the Consolidated Statements of Operations.

There were no liabilities measured at fair value at December 31, 2025 or December 31, 2024.

Note 18 - Fair Value Measurements and Fair Values of Financial Instruments (continued)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value, (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2025:
Individually Evaluated Loans	$20,206	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other Real Estate Owned	$5,000	Appraisal of collateral (1)	Appraisal adjustments (2)	5%

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range
	Estimate	Techniques	Input
December 31, 2024:
Individually Evaluated Loans	$19,391	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

(1)Fair value is generally determined through independent appraisals or broker opinion of the underlying collateral, which generally include various level 3 inputs which are not identifiable.

(2)Appraisals or broker opinion may be adjusted by management for qualitative factors such as age of appraisal, expected condition of property, economic conditions, and estimated liquidation expenses. The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments at December 31, 2025 and 2024.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded an ACL generally based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at December 31, 2025 and 2024 consists of the loan balances of $26.8 million and $31.2 million net of an ACL of $6.6 million and $11.8 million, respectively.

FHLB of New York Stock (Carried at Cost)

The carrying amount of restricted investment in bank stock approximates fair value and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable (Carried at Cost)

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Other Real Estate Owned (Carried at Fair Value)

The fair value of other real estate owned is recorded at fair value less estimated costs to sell at the date of acquisition. After initial recognition, OREO is evaluated periodically and is carried at the lower of its carrying amount or fair value less estimated costs to sell. Fair value is derived primarily from third-party appraisals, adjusted for estimated selling costs and market conditions, and is therefore considered a Level 3 non-recurring fair value measurement. Any subsequent write-downs to fair value are charged to other real estate owned expense.

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

The carrying values and estimated fair values of financial instruments were as follows at December 31, 2025 and 2024:

	As of December 31, 2025
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$276,584	$276,584	$276,584	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	126,395	126,395	-	126,395	-
Equity investments	9,172	9,172	9,172	-	-
Loans receivable, net	2,691,091	2,643,200	-	-	2,643,200
FHLB of New York stock, at cost	14,176	14,176	-	14,176	-
Accrued interest receivable	13,834	13,834	-	13,834	-

Financial liabilities:
Deposits	2,673,573	2,674,494	1,702,109	972,385	-
Debt	235,000	236,514	-	236,514	-
Subordinated debentures	43,210	40,034	-	40,034	-
Accrued interest payable	4,056	4,056	-	4,056	-

	As of December 31, 2024
			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Cash and cash equivalents	$317,282	$317,282	$317,282	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	101,717	101,717	-	101,717	-
Equity investments	9,472	9,472	9,472	-	-
Loans held for sale	-	-	-	-	-
Loans receivable, net	2,996,259	2,900,892	-	-	2,900,892
FHLB of New York stock, at cost	24,272	24,272	-	24,272	-
Accrued interest receivable	15,176	15,176	-	15,176	-

Financial liabilities:
Deposits	2,750,858	2,751,625	1,721,602	1,030,023	-
Debt	455,361	456,290	-	456,290	-
Subordinated debentures	42,961	41,594	-	41,594	-
Accrued interest payable	5,195	5,195	-	5,195	-

+

Note 19 - Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss included in stockholders' equity are as follows:

	At December 31,
	2025	2024	2023
	(In Thousands)

Net unrealized loss on securities available-for-sale	$(3,250)	$(6,873)	$(9,380)
Tax effect	800	1,692	2,310
Net of tax amount	(2,450)	(5,181)	(7,070)

Benefit plan adjustments	5	(68)	(587)
Tax effect	(11)	10	166
Net of tax amount	(6)	(58)	(421)

Accumulated other comprehensive loss	$(2,456)	$(5,239)	$(7,491)

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF FINANCIAL CONDITION
	Years Ended December 31,
	2025	2024
	(In Thousands)
Assets
Cash and due from banks	$863	$3,289
Investment in subsidiaries	347,934	364,781
Restricted common stock	124	124
Other assets	315	402
Total assets	349,236	368,596
Liabilities and Stockholders' Equity
Liabilities
Subordinated debentures	$43,210	$42,961
Other liabilities	1,742	1,710
Total liabilities	44,952	44,671
Stockholders' Equity	304,284	323,925
Total Liabilities and Stockholders' Equity	$349,236	$368,596

STATEMENTS OF OPERATIONS
	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Dividends from Bank	$11,421	$19,387	$20,580
Interest and dividends from investments	1	2	2
Total Income	11,422	19,389	20,582
Interest expense, borrowed money	4,268	3,894	2,725
Other	381	442	422
Total Expense	4,649	4,336	3,147
Income before Income Tax Benefit and Equity in Undistributed Earnings of Subsidiaries	6,773	15,053	17,435
Income tax benefit	(1,346)	(1,273)	(924)
Income before Equity in Undistributed Earnings of Subsidiaries	8,119	16,326	18,359
Equity in undistributed (losses) earnings of subsidiaries	(20,646)	2,297	11,124
Net (Loss) Income	$(12,527)	$18,623	$29,483

Note 20 - Parent Only Condensed Financial Information

STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2025	2024	2023
	(In Thousands)
Cash Flows from Operating Activities
Net (Loss) Income	$(12,527)	$18,623	$29,483
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	249	83	116
Equity in undistributed losses (earnings) of subsidiaries	20,646	(2,297)	(11,124)
Decrease (increase) in other assets	87	770	(1,062)
(Decrease) increase in other liabilities	32	1,028	(303)
Net Cash Provided By Operating Activities	8,487	18,207	17,110
Cash Flows from Investing Activities
Additional investment in subsidiary	-	(9,690)	(8,227)
Net Cash Used In Investing Activities	$-	$(9,690)	$(8,227)
Cash Flows from Financing Activities
Proceeds from issuance of preferred stock	520	9,690	15,270
Redemption of preferred stock	-	(10,010)	(11,230)
Proceeds from issuance of common stock	1,120	824	1,773
Proceeds from issuance of subordinated debt	-	38,754	-
Redemption of subordinated debt	-	(33,500)	-
Cash dividends paid	(12,553)	(12,276)	(11,142)
Purchase of treasury stock	-	-	(3,816)
Net Cash Used in Financing Activities	(10,913)	(6,518)	(9,145)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,426)	1,999	(263)
Cash and Cash Equivalents - Beginning	$3,289	$1,290	$1,553
Cash and Cash Equivalents - Ending	$863	$3,289	$1,290

Note 21 - Subsequent Events

Subsequent Events are events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Financial statements are considered issued when they are widely distributed to stockholders and other financial statement users for general use and reliance in a form and format that complies with GAAP.

On January 28, 2026, the Company declared a cash dividend of $0.08 per share and was paid to stockholders on February 26, 2026, with a record date of February 11, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025 (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2025, is effective and meets the criteria of the Internal Control – Integrated Framework (2013).

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Wolf and Company, P.C., the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025, that appears in Item 8 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

(a)During the three months ended December 31, 2025, no directors or executive officers of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company securities that was included to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or any “Rule 10b5-1 trading arrangement”.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and/or any persons performing similar functions. It is entitled the Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy. This Code of Ethics is available for free by writing to: President and Chief Executive Officer, BCB Bancorp, Inc., 104-110 Avenue C, Bayonne, New Jersey 07002. This Code of Ethics was filed as an exhibit to a Report on Form 8-K filed on March 21, 2023, and is incorporated by reference as Exhibit 14 to this report.

The Company has an insider trading policy governing the purchase, sale, and other disposition of the Company’s securities by directors, officers, and employees, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq listing standards. This insider trading policy is filed as Exhibit 19 to this report.

The section of the Company’s definitive Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders (the “2025 Proxy Statement”) entitled “BOARD OF DIRECTORS AND DIRECTOR NOMINEES” is incorporated herein by reference.

In addition, the information under the captions “EXECUTIVE OFFICERS”, “DELINQUENT SECTION 16(A) REPORTS”, and “CORPORATE GOVERNANCE - Committees of our Board of Directors – Audit Committee” – and “Code of Business Conduct and Ethics” of the 2025 Proxy Statement is incorporated herein by reference.

There have been no changes during the last year in the procedures by which security holders may recommend nominees to the Company’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the 2025 Proxy Statement entitled “NAMED EXECUTIVE OFFICER COMPENSATION”, “SUMMARY COMPENSATION TABLE”, “OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2025”, PAY VERSUS PERFORMANCE”, “NON-EMPLOYEE DIRECTOR COMPENSATION”, and “NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL YEAR 2025”, are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section of the 2025 Proxy Statement entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” is incorporated herein by reference.

The disclosure in this Form 10-K under the caption “ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - Compensation Plans” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The sections of the 2025 Proxy Statement entitled “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE - Independence of Directors” are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 is incorporated by reference to the sections of the 2025 Proxy Statement entitled “AUDIT COMMITTEE REPORT - Fees of Independent Auditors’ and ‘-- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditors.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(A) Report of Independent Registered Public Accounting Firm

(B) Consolidated Statements of Financial Condition as of December 31, 2025 and 2024

(C) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023

(D) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023

(E) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023

(F) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023

(G) Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated statements or the notes thereto.

(b) Exhibits

3.1	Restated Certificate of Incorporation of BCB Bancorp, Inc. (1)
3.2	Bylaws of BCB Bancorp, Inc. (2)
4.1	Specimen Stock Certificate (3)
4.2	Description of Common Stock (4)
4.3	Indenture, dated August 28, 2024, between BCB Bancorp, Inc. and UMB Bank, National Association, as trustee (5)
4.4	Form of 9.25% Fixed-to-Floating Rate Subordinated Note due 2034 (Included in Exhibit 4.3)
10.1	BCB Community Bank Executive and Director Deferred Compensation Plan (6)
10.2	Employment Agreement with Michael A. Shriner (7)
10.3	BCB Bancorp, Inc. 2011 Stock Option Plan (8)
10.4	BCB Bancorp, Inc. 2018 Equity Incentive Plan (9)
10.5	Defined Benefit Supplemental Executive Retirement Plan (10)
10.6	Employment Agreement with Ryan Blake (11)
10.7	Employment Agreement with Sandra L. Sievewright (12)
10.8	BCB Bancorp, Inc. 2023 Equity Incentive Plan (13)
10.9	Employment Agreement with Jawad Chaudhry (14)
10.10	Form of Subordinated Note Purchase Agreement (15)
10.11	Form of Registration Rights Agreement (16)
14	Conflicts of Interest, Usurpation of Corporate Opportunity & Code of Conduct Policy (17)
19	BCB Bancorp Inc., Insider Trading Policy (18)
21	Subsidiaries of the Company
23	Consent of Independent Registered Public Accounting Firm – Wolf & Company, P.C..
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	BCB Bancorp Inc., Clawback Policy (19)

(1)Incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025.

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

(3)Incorporated by reference to Exhibit 4 to the Form 8-K-12g3 filed with the Securities and Exchange Commission on May 1, 2003.

(4)Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

(5)Incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(6)Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

(7)Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed with the Security and Exchange Commission on March 8, 2024.

(8)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Shareholders (File No. 000-50275), filed by the Company with the Securities and Exchange Commission on Schedule 14A on March 28, 2011.

(9)Incorporated by reference to Appendix A to the proxy statement for the Company’s Annual Meeting of Stockholders by the Company with the Securities and Exchange Commission on March 26, 2018.

(10)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on January 3, 2022.

(11)Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(12)Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2022.

(13)Incorporated by reference to Appendix A to the proxy statement for the Company’s 2023 Annual Meeting of Stockholders filed by the Company with the Securities and Exchange Commission on March 21, 2023.

(14)Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

(15)Incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(16)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 29, 2024.

(17)Incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.

(18)Incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025.

(19)Incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2024.

ITEM 16. FORM 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCB BANCORP, INC.

Date:	March 9, 2026	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer
(Principal Executive Officer)
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Michael A. Shriner
Michael A. Shriner	President, Chief Executive Officer and Director	March 9, 2026
(Principal Executive Officer)

/s/ Jawad Chaudhry
Jawad Chaudhry	Chief Financial Officer	March 9, 2026
(Principal Financial and Accounting Officer)

/s/ Mark D. Hogan
Mark D. Hogan	Chairman of the Board	March 9, 2026

/s/ Judith Q. Bielan
Judith Q. Bielan	Director	March 9, 2026

/s/ Ryan Blake
Ryan Blake	Director	March 9, 2026

/s/ Vincent DiDomenico, Jr.
Vincent DiDomenico, Jr.	Director	March 9, 2026

/s/ Tara L. French
Tara L. French	Director	March 9, 2026

/s/ Joseph Lyga
Joseph Lyga	Director	March 9, 2026

/s/ John Pulomena
John Pulomena	Director	March 9, 2026

/s/ James Rizzo
James Rizzo	Director	March 9, 2026

/s/ Michael A. Shriner
Michael A. Shriner	Director	March 9, 2026

/s/ Gerald H. Werdann
Gerald H. Werdann	Director	March 9, 2026

/s/ Michael J. Widmer
Michael J. Widmer	Director	March 9, 2026