Form 10-Q
period 2026-03-31
BCB BANCORP INC
filed 2026-05-01
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 1, 2026, BCB Bancorp, Inc. had 17,363,157 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	March 31,	December 31,
	2026	2025

ASSETS
Cash and amounts due from depository institutions	$12,619	$13,794
Interest-earning deposits	281,118	262,790
Total cash and cash equivalents	293,737	276,584

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	134,013	126,395
Equity investments, at fair value	9,079	9,172
Loans receivable, net of allowance for credit losses
of $32,578 and $33,691, respectively	2,655,981	2,691,091
Federal Home Loan Bank of New York stock, at cost	13,757	14,176
Premises and equipment, net	11,915	12,056
Accrued interest receivable	15,259	13,834
Other real estate owned	5,000	5,000
Deferred income taxes, net	23,047	22,209
Goodwill and other intangibles	5,253	5,253
Operating lease right-of-use assets	10,889	10,660
Bank-owned life insurance ("BOLI")	80,312	79,366
Other assets	10,120	12,935
Total Assets	$3,269,097	$3,279,466

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$521,316	$531,140
Interest-bearing deposits	2,151,113	2,142,433
Total deposits	2,672,429	2,673,573
FHLB advances	225,000	235,000
Subordinated debentures	43,272	43,210
Operating lease liability	11,365	11,140
Other liabilities	9,651	12,259
Total Liabilities	2,961,717	2,975,182

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at March 31, 2026 and December 31, 2025	-	-
Additional paid-in capital preferred stock	25,243	25,243
Common stock: no par value; 40,000,000 shares authorized; issued 20,592,902 and 20,508,183 at March 31, 2026 and December 31, 2025, respectively, outstanding 17,358,931 and 17,274,212, at March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital common stock	203,876	203,429
Retained earnings	119,412	116,415
Accumulated other comprehensive loss	(2,804)	(2,456)
Treasury stock, at cost, 3,233,971 shares at March 31, 2026 and December 31, 2025	(38,347)	(38,347)
Total Stockholders' Equity	307,380	304,284
Total Liabilities and Stockholders' Equity	$3,269,097	$3,279,466

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended March 31,
	2026	2025	2024
Interest and dividend income:
Loans, including fees	$35,878	$38,927	$43,722
Mortgage-backed securities	839	561	305
Other investment securities	990	968	975
FHLB stock and other interest-earning assets	2,695	3,736	4,283
Total interest and dividend income	40,402	44,192	49,285

Interest expense:
Deposits:
Demand	5,170	5,418	5,257
Savings and club	136	151	166
Certificates of deposit	8,592	10,762	14,983
	13,898	16,331	20,406
Borrowings	3,667	5,856	5,736
Total interest expense	17,565	22,187	26,142

Net interest income	22,837	22,005	23,143
Provision for credit losses on loans	2,788	20,845	2,088

Net interest income after provision for credit losses on loans	20,049	1,160	21,055

Non-interest income:
Fees and service charges	1,191	1,173	1,215
BOLI income	946	608	675
Gain on sales of loans	7	-	45
Gain on sale of fixed asset	-	-	4
Realized and unrealized gains (losses) on equity investments	(93)	(115)	130
Other	50	125	40
Total non-interest income	2,101	1,791	2,109

Non-interest expense:
Salaries and employee benefits	8,327	7,403	6,981
Occupancy and equipment	2,724	2,723	2,644
Data processing and communications	2,023	1,844	1,853
Professional fees	627	692	595
Director fees	246	418	277
Regulatory assessments	765	709	1,142
Advertising and promotional	200	179	216
Other real estate owned, net	150	-	-
Other	489	692	1,130
Total non-interest expense	15,551	14,660	14,838

Income (Loss) before income tax provision	6,599	(11,709)	8,326
Income tax provision (benefit)	1,695	(3,385)	2,460

Net Income (Loss)	$4,904	$(8,324)	$5,866
Preferred stock dividends	482	482	434
Net Income (Loss) available to common stockholders	$4,422	$(8,806)	$5,432

Net Income (Loss) per common share-basic and diluted
Basic	$0.26	$(0.51)	$0.32
Diluted	$0.26	$(0.51)	$0.32

Weighted average number of common shares outstanding
Basic	17,314	17,113	16,930
Diluted	17,314	17,113	16,939

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, Unaudited)

	Three Months Ended March 31,
	2026	2025	2024

Net Income (Loss)	$4,904	$(8,324)	$5,866
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Unrealized holding (losses) gains arising during the period	(461)	1,287	(177)
Tax effect	113	(317)	44
Other comprehensive (loss) income	(348)	970	(133)
Comprehensive income (loss)	$4,556	$(7,354)	$5,733

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2026	$-	$-	$228,672	$116,415	$(38,347)	$(2,456)	$304,284
Net income	-	-	-	4,904	-	-	4,904
Other comprehensive loss	-	-	-	-	-	(348)	(348)
Stock-based compensation expense	-	-	148	-	-	-	148
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.08 per share declared)	-	-	-	(1,376)	-	-	(1,376)
Dividend reinvestment plan	-	-	49	(49)	-	-	-
Stock Purchase Plan	-	-	250	-	-	-	250
Balance at March 31, 2026	$-	$-	$229,119	$119,412	$(38,347)	$(2,804)	$307,380

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2025	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925
Net loss	-	-	-	(8,324)	-	-	(8,324)
Other comprehensive income	-	-	-	-	-	970	970
Issuance of Series J Preferred Stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	321	-	-	-	321
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,679)	-	-	(2,679)
Dividend reinvestment plan	-	-	77	(77)	-	-	-
Stock Purchase Plan	-	-	471	-	-	-	471
Balance at March 31, 2025	$-	$-	$227,047	$130,291	$(38,347)	$(4,269)	$314,722

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2024	$-	$-	$223,966	$135,927	$(38,347)	$(7,491)	$314,055
Net income	-	-	-	5,866	-	-	5,866
Other comprehensive loss	-	-	-	-	-	(133)	(133)
Issuance of Series J Preferred Stock	-	-	2,690	-	-	-	2,690
Stock-based compensation expense	-	-	195	-	-	-	195
Dividends payable on Series I 3.0% and Series J 8.0% noncumulative perpetual preferred stock	-	-	-	(434)	-	-	(434)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,608)	-	-	(2,608)
Dividend reinvestment plan	-	-	108	(108)	-	-	-
Stock Purchase Plan	-	-	500	-	-	-	500
Balance at March 31, 2024	$-	$-	$227,459	$138,643	$(38,347)	$(7,624)	$320,131

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Three Months Ended March 31,
	2026	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$4,904	$(8,324)	$5,866
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	407	386	457
Amortization and accretion, net	(279)	(180)	(530)
Provision for credit losses	2,788	20,845	2,088
Deferred income tax expense (benefit)	(725)	(5,950)	702
Loans originated for sale	(330)	(360)	(1,264)
Proceeds from sales of loans	337	-	2,596
Gain on sales of loans	(7)	-	(45)
Gain on sale of fixed asset	-	-	(4)
Realized and unrealized loss (gain) on equity investments	93	115	(130)
Stock-based compensation expense	148	321	195
Increase in cash surrender value of BOLI	(946)	(608)	(675)
Net change in accrued interest receivable	(1,425)	(1,178)	(1,370)
Net change in other assets	2,815	1,833	1,661
Net change in accrued interest payable	(876)	(1,224)	(127)
Net change in other liabilities	(1,732)	(668)	(1,132)
Net Cash Provided by Operating Activities	5,172	5,008	8,288
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities	7,541	1,362	624
Purchases of securities	(15,610)	(14,854)	-
Proceeds from sale of fixed asset	-	-	4
Net decrease in loans receivable	32,649	58,557	51,426
Additions to premises and equipment	(266)	(291)	(144)
Redemption of Federal Home Loan Bank of New York stock	419	2,206	-
Net Cash Provided by Investing Activities	24,733	46,980	51,910
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,144)	(64,350)	12,579
Repayment from Federal Home Loan Bank of New York Long Term Advances	(10,000)	(50,000)	-
Cash dividends paid on common stock	(1,376)	(2,679)	(2,608)
Cash dividends paid on preferred stock	(482)	(482)	(434)
Net proceeds from issuance of common stock	250	471	500
Net proceeds from issuance of preferred stock	-	520	2,690
Net Cash Provided by (Used in) Financing Activities	(12,752)	(116,520)	12,727
Net Increase (Decrease) in Cash and Cash Equivalents	17,153	(64,532)	72,925
Cash and Cash Equivalents-Beginning	276,584	317,282	279,523
Cash and Cash Equivalents-Ending	$293,737	$252,750	$352,448

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$665	$391	$979
Interest	18,441	23,411	26,268

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of March 31, 2026, operated at 27 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc., the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. Special Asset REO 2, LLC had one foreclosed property at March 31, 2026, totaling $5.0 million.

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (CODM) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole. The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in New Jersey and New York. These services include commercial lending, residential lending, and consumer lending, checking, savings and time deposits, and cash management. The CODM primarily evaluates performance using net interest income and net income as reported in the consolidated statements of operations. The Company’s primary measure of profitability is net interest income, which represents interest earned on loans and investment securities, net of interest expense on deposits and borrowings. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM is the President & Chief Executive Officer.

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

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”). In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred between December 31, 2025 and the date these consolidated financial statements were issued.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. Starting with the first quarter of 2025, the Company has decided to include cannabis related loans as a separate segment given its unique characteristics. Previously these loans were included in Commercial and multi-family, Construction, and commercial business segments. The cannabis loan portfolio at March 31, 2026 and December 31, 2025 was $68.9 million and $69.3 million, respectively. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 7 – Loans Receivable and Allowance for Credit Losses.

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

On February 10, 2026, awards of 47,616 shares of restricted stock, in aggregate were declared for members of the Board of Directors of the Bank and the Company, which vest over a 3-year period, commencing on the anniversary of the award date. Also, on April 22, 2026, an award of 4,226 shares of restricted stock was declared for a new member of the Board of Directors of the Bank and the Company, which vests over a 3-year period, commencing on the anniversary of the award date.

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

The following table presents a summary of the status of the Company’s restricted shares as of March 31, 2026 and 2025.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	79,353	$11.36
Granted	47,616	7.49
Vested	(46,520)	11.89
Forfeited	-	-
Non-vested at March 31, 2026	80,449	$8.77

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	84,800	$12.38
Granted	43,773	10.66
Vested	(21,300)	16.14
Forfeited	-	-
Non-vested at March 31, 2025	107,273	$10.93

Restricted stock expense for the three months ended March 31, 2

026, March 31, 2025 and March 31, 2024 was $126,000, $257,000 and $156,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of March 31, 2026 was approximately $463,000 over a weighted average period of 2.27 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of March 31, 2026.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2026	875,738	$9.91-13.68	$11.72

Options granted	-	-	-
Options exercised	-	-	-
Options forfeited	-	-	-
Options expired	-	-	-

Outstanding at March 31, 2026	875,738	$9.91-13.68	$11.72

As of March 31, 2026, stock options which were granted and were exercisable totaled 802,170. It is the Company’s policy to issue new shares upon a stock option exercise.

Compensation expense for the three months ended March 31, 2026, March 31, 2025, and March 31, 2024 was $21,000, $64,000 and $39,000, respectively. Expected future compensation expense relating to the 73,568 shares of unvested options outstanding as of March 31, 2026 was $113,000 over a weighted average period of 1.70 years.

Note 5 – Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three months ended March 31, 2026, 2025 and 2024, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options. There were 876,000, 950,000 and 508,000 outstanding options considered to be anti-dilutive for the three months ended March 31, 2026, 2025 and 2024, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended March 31,
	2026			2025			2024
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)
Net income (loss) available to common stockholders	$4,422			$(8,806)			$5,432

Basic earnings per share:
Income (loss) available to common stockholders	$4,422	17,314	$0.26	$(8,806)	17,113	$(0.51)	$5,432	16,930	$0.32

Effect of dilutive securities:
Stock options	-	-		-	-		-	9

Diluted earnings per share:
Income (loss) available to common stockholders	$4,422	17,314	$0.26	$(8,806)	17,113	$(0.51)	$5,432	16,939	$0.32

Note 6 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income (loss) on equity securities during the three months ended March 31, 2026, 2025 and 2024:

	For the three months ended March 31,
(In Thousands)	2026	2025	2024
Net gains (losses) recognized during the period on equity securities held at the reporting period	$(93)	$(115)	$130
Net gains (losses) recognized during the period on equity securities sold during the period	-	-	-
Realized and unrealized gains (losses) on equity investments during the reporting period	$(93)	$(115)	$130

Note 6 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of March 31, 2026 and December 31, 2025:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$684	$-	$23	$661
More than five to ten years	1,643	-	67	1,576
More than ten years	77,582	382	2,787	75,177
Sub-total:	79,909	382	2,877	77,414

Corporate Debt securities:
Due within one year	500	-	-	500
More than one to five years	14,291	41	207	14,125
More than five to ten years	43,023	304	1,353	41,974
Sub-total:	57,814	345	1,560	56,599

Total securities	$137,723	$727	$4,437	$134,013

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$754	$-	$23	$731
More than five to ten years	1,787	-	64	1,723
More than ten years	74,040	591	2,599	72,032
Sub-total:	76,581	591	2,686	74,486

Corporate Debt securities:
More than one to five years	15,791	99	194	15,696
More than five to ten years	32,274	135	1,209	31,200
More than ten years	5,000	13	-	5,013
Sub-total:	53,065	247	1,403	51,909

Total securities	$129,646	$838	$4,089	$126,395

Note 6 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
March 31, 2026
Residential mortgage-backed securities	$20,648	$201	$26,240	$2,676	$46,888	$2,877
Corporate Debt securities	3,982	18	29,720	1,542	33,702	1,560
	$24,630	$219	$55,960	$4,218	$80,590	$4,437

December 31, 2025
Residential mortgage-backed securities	$10,908	$37	$27,036	$2,649	$37,944	$2,686
Corporate Debt Securities	-	-	30,859	1,403	30,859	1,403
	$10,908	$37	$57,895	$4,052	$68,803	$4,089

Note 7 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of March 31, 2026 and December 31, 2025 by segment and class:

	March 31, 2026	December 31, 2025
	(In Thousands)
Residential one-to-four family	$223,708	$226,708
Commercial and multi-family (1)	2,021,827	2,040,768
Cannabis related (2)	68,876	69,293
Construction (1)	68,362	68,521
Commercial business (1) (3)	160,088	168,459
Business express	71,215	74,862
Home equity (4)	72,716	74,332
Consumer	3,584	3,580
	2,690,376	2,726,523

Less:
Deferred loan fees, net	(1,817)	(1,741)
Allowance for credit losses	(32,578)	(33,691)

Total Loans, net	$2,655,981	$2,691,091

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three months ended March 31, 2026, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2026 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2026	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Charge-offs:	(2)	(2,605)	-	-	(974)	(534)	-	-	(4,115)
Recoveries:	-	-	-	-	150	64	-	-	214
Provision (benefit):	2	3,181	(10)	27	(604)	190	2	-	2,788
Ending Balance, March 31, 2026	$1,776	$12,633	$1,467	$695	$5,248	$10,110	$634	$15	$32,578

Ending Balance attributable to loans:
Individually evaluated	$-	$3,209	$-	$-	$1,693	$226	$-	$-	$5,128
Collectively evaluated	1,776	9,424	1,467	695	3,555	9,884	634	15	27,450
Ending Balance, March 31, 2026	$1,776	$12,633	$1,467	$695	$5,248	$10,110	$634	$15	$32,578

Loans Receivables:
Individually evaluated	$1,136	$131,862	$-	$17,165	$9,870	$226	$341	$-	$160,600
Collectively evaluated	222,572	1,889,965	68,876	51,197	150,218	70,989	72,375	3,584	2,529,776
Total Gross Loans:	$223,708	$2,021,827	$68,876	$68,362	$160,088	$71,215	$72,716	$3,584	$2,690,376

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three months ended March 31, 2025, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2025 (in thousands):

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three months ended March 31, 2024, and the related portion of the allowance for credit losses that is allocated to each loan class, as of March 31, 2024 (in thousands):

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table sets forth the activity in the allowance for credit losses on loans and amount recorded in loans receivable at and for the year ended December 31, 2025. The table also details the amount of total loans receivable that are evaluated individually and collectively, and the related portion of the allowance for credit losses that is allocated to each loan class (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1) (3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs:	-	(419)	(13,520)	-	(19,457)	(11,328)	-	-	(44,724)
Recoveries:	75	-	-	-	7	1,533	-	-	1,615
Provision (benefit):	(246)	2,025	13,384	(1,234)	15,629	12,416	38	(1)	42,011
Ending Balance, December 31, 2025	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Ending Balance attributable to loans:
Individually evaluated	$-	$2,657	$-	$-	$2,938	$998	$-	$-	$6,593
Collectively evaluated	1,776	9,400	1,477	668	3,738	9,392	632	15	27,098
Ending Balance, December 31, 2025	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Loans Receivables:
Individually evaluated	$1,392	$130,581	$-	$18,888	$10,073	$998	$294	$-	$162,226
Collectively evaluated	225,316	1,910,187	69,293	49,633	158,386	73,864	74,038	3,580	2,564,297
Total Gross Loans:	$226,708	$2,040,768	$69,293	$68,521	$168,459	$74,862	$74,332	$3,580	$2,726,523

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three months ended March 31, 2026, 2025, and 2024.

	Three Months Ended March 31,
	2026	2025	2024
	(In thousands)
Allowance for Credit Losses:
Beginning balance at January 1	$830	$813	$694
Provision (benefit) for credit losses	(420)	(110)	65
Ending balance at March 31	$410	$703	$759

The following table sets forth the delinquency status of total loans receivable as of March 31, 2026:

			Greater Than
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans
	Past Due	Past Due	Past Due	Due	Current	Receivable
	(In Thousands)

Residential one-to-four family	$3,354	$135	$868	$4,357	$219,351	$223,708
Commercial and multi-family (1)	18,191	-	49,248	67,439	1,954,388	2,021,827
Cannabis related (2)	-	-	-	-	68,876	68,876
Construction (1)	13,992	-	3,173	17,165	51,197	68,362
Commercial business (1) (3)	11,533	1,943	2,418	15,894	144,194	160,088
Business express	1,406	-	-	1,406	69,809	71,215
Home equity (4)	1,300	-	296	1,596	71,120	72,716
Consumer	90	-	-	90	3,494	3,584
Total	$49,866	$2,078	$56,003	$107,947	$2,582,429	$2,690,376

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

Modifications

There were no loans modified to borrowers experiencing financial difficulties during the three months ended March 31, 2026. The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the three months ended 2025 by loan category and type of concession granted and by payment status.

	For the three Months Ended March 31, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Total Principal	% of Total Class of Financing Receivable
Commercial business	3	$-	$1,006	$1,006	0.41%
Business express	65	-	15,563	15,563	17.74
Total loans	68	$-	$16,569	$16,569

	For the three Months Ended March 31, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Greater than 90 Days Past Due & Still Accruing	Non-accrual		Total
Commercial business	$1,006	$-	$-	$-	$-	a	1,006
Business express	14,905	-	-	-	658		15,563
	$15,911	$-	$-	$-	$658		$16,569

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

At March 31, 2026 the loans modified during the preceding twelve months, included five Business express loans with a combined balance of $1.3 million that subsequently defaulted and were charged-off in full.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at March 31, 2026 and December 31, 2025. Loans are placed on non-accrual status when they become more than 90 days delinquent, or earlier if the collection of principal and/or interest become doubtful.

As of March 31, 2026 and December 31, 2025, non-accrual loans differed from total loans past due 90 days or more because loans that were previously more than 90 days past due are maintained on non-accrual status for a minimum o six months, until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of March 31, 2026
	(in Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Past due 90 and Still Accruing
Residential one-to-four family	$-	$1,576	$1,576	$-
Commercial and multi-family (1)	3,003	49,294	52,297	-
Cannabis related (2)	-	-	-	-
Construction (1)	-	3,173	3,173	-
Commercial business (1) (3)	439	1,979	2,418	-
Business express loans	-	-	-	-
Home equity (4)	-	341	341	-
Consumer	-	-	-	-
Total	$3,442	$56,363	$59,805	$-

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

Had non-accrual loans been performing in accordance with their original terms, additional interest income recognized for the three months ended March 31, 2026, 2025, and 2024 would have been $2.2 million, $1.9 million, and $710,000, respectively. Interest income recognized on loans returned to accrual was $109,000, $323,000, and $123,000, for the three months ended March 31, 2026, 2025, and 2024, respectively. The Bank has not committed to lend additional funds to the borrowers whose loans have been placed on non-accrual status. At March 31, 2026 and December 31, 2025, there were no loans which were more than ninety days past due and still accruing interest.

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

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at March 31, 2026 and gross charge-offs for the three months ended March 31, 2026.

Loans by Year of Origination at March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$1,232	$10,223	$11,850	$14,885	$42,748	$138,142	$-	$-	$219,080
Special Mention	-	-	-	-	1,781	1,270	-	-	3,051
Substandard	-	-	-	-	-	1,577	-	-	1,577
Total one-to-four family	$1,232	$10,223	$11,850	$14,885	$44,529	$140,989	$-	$-	$223,708

Commercial and multi-family (1)
Pass	$31,059	$49,461	$7,473	$180,923	$544,401	$911,081	$1,100	$-	$1,725,498
Special Mention	-	-	-	-	85,807	50,522	-	-	136,329
Substandard	-	-	-	1,625	68,822	89,413	140	-	160,000
Total Commercial and multi-family	$31,059	$49,461	$7,473	$182,548	$699,030	$1,051,016	$1,240	$-	$2,021,827

Cannabis related (2)
Pass	$-	$-	$-	$-	$9,409	$9,941	$7,855	$-	$27,205
Special Mention	-	-	-	18,873	16,356	5,442	1,000	-	41,671
Substandard	-	-	-	-	-	-	-	-	-
Total Cannabis related	$-	$-	$-	$18,873	$25,765	$15,383	$8,855	$-	$68,876

Construction (1)
Pass	$4,323	$442	$2,004	$15,736	$19,686	$4,403	$4,603	$-	$51,197
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	13,992	3,173	-	-	17,165
Total Construction	$4,323	$442	$2,004	$15,736	$33,678	$7,576	$4,603	$-	$68,362

Commercial business (1) (3)
Pass	$-	$-	$7,273	$1,986	$4,814	$22,037	$85,591	$-	$121,701
Special Mention	-	-	-	-	-	3,733	19,300	-	23,033
Substandard	-	-	-	-	-	1,939	13,415	-	15,354
Total Commercial business	$-	$-	$7,273	$1,986	$4,814	$27,709	$118,306	$-	$160,088

Business express
Pass	$-	$-	$-	$-	$-	$-	$-	$67,495	$67,495
Special Mention	-	-	-	-	-	-	-	3,494	3,494
Substandard	-	-	-	-	-	-	-	226	226
Total Business express	$-	$-	$-	$-	$-	$-	$-	$71,215	$71,215

Home equity (4)
Pass	$-	$1,775	$158	$3,104	$1,218	$4,957	$56,637	$3,763	$71,612
Special Mention	-	-	-	-	-	48	715	-	763
Substandard	-	-	-	-	-	96	95	150	341
Total Home equity	$-	$1,775	$158	$3,104	$1,218	$5,101	$57,447	$3,913	$72,716

Consumer
Pass	$672	$1,200	$249	$1,102	$277	$77	$7	$-	$3,584
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$672	$1,200	$249	$1,102	$277	$77	$7	$-	$3,584

Total Loans	$37,286	$63,101	$29,007	$238,234	$809,311	$1,247,851	$190,458	$75,128	$2,690,376

Gross charge-offs	$-	$-	$641	$-	$-	$1,983	$957	$534	$4,115

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 7 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating and gross charge-offs for the year ended December 31, 2025.

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

a

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

Note 9 – Bank-Owned Life Insurance

BOLI involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At March 31, 2026, the Bank had $80.3 million in BOLI. BOLI is recorded at its net realizable value.

Note 10 – Goodwill and Other Intangible Assets

The Company’s intangible assets consist of goodwill in connection with acquisitions. The initial recording of goodwill requires subjective judgments concerning estimates of the fair value of the acquired assets and assumed liabilities. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. The amount of goodwill at March 31, 2026 and December 31, 2025 was $5.2 million.

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

The Company believes that the fair values of its goodwill was in excess of its carrying amounts and there was no impairment at March 31, 2026.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2026:
Securities
Debt Securities Available for Sale	$134,013	$-	$134,013	$-
Marketable Equities	$9,079	$9,079	$-	$-
Total Securities	$143,092	$9,079	$134,013	$-

As of December 31, 2025:
Securities
Debt Securities Available for Sale	$126,395	$-	$126,395	$-
Marketable Equities	$9,172	$9,172	$-	$-
Total Securities	$135,567	$9,172	$126,395	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2026 and 2025.

There were no liabilities measured at fair value on a recurring basis at March 31, 2026 or December 31, 2025.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of March 31, 2026:
Individually Evaluated Loans	$22,039	$-	$-	$22,039
Other real estate owned	$5,000	$-	$-	$5,000

As of December 31, 2025:
Individually Evaluated Loans	$20,206	$-	$-	$20,206
Other real estate owned	$5,000	$-	$-	$5,000

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

During the year ended December 31, 2025, the Company recorded write-downs of $15,077,000 related to an OREO property. This loss was the result of an updated appraisal, changes in market conditions, and management’s evaluation of estimated selling costs. The valuation adjustments are included in “Other real estate owned, net” within the Consolidated Statements of Operations.

There were no liabilities measured at fair value at March 31, 2026 or December 31, 2025.

Note 11 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of March 31, 2026 and December 31, 2025 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
March 31, 2026:
Individually Evaluated Loans	$22,039	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$5,000	Appraisal of collateral (1)	Appraisal adjustments (2)	5%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2025:
Individually Evaluated Loans	$20,206	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$5,000	Appraisal of collateral (1)	Appraisal adjustments (2)	5%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at March 31, 2026 and December 31, 2025 consisted of the loan balances of $27.2 million, net of an allowance for credit losses of $5.1 million, and $26.8 million net of an allowance for credit losses of $6.6 million, respectively.

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

The carrying values and estimated fair values of financial instruments were as follows as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$293,737	$293,737	$293,737	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available for sale	134,013	134,013	-	134,013	-
Equity investments	9,079	9,079	9,079	-	-
Loans receivable, net	2,655,981	2,600,922	-	-	2,600,922
FHLB of New York stock, at cost	13,757	13,757	-	13,757	-
Accrued interest receivable	15,259	15,259	-	15,259	-

Financial liabilities:
Deposits	2,672,429	2,671,711	1,721,227	950,484	-
Borrowings	225,000	225,940	-	225,940	-
Subordinated debentures	43,272	40,391	-	40,391	-
Accrued interest payable	3,181	3,181	-	3,181	-

	As of December 31, 2025

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$276,584	$276,584	$276,584	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	126,395	126,395	-	126,395	-
Equity investments	9,172	9,172	9,172	-	-
Loans receivable, net	2,691,091	2,643,200	-	-	2,643,200
FHLB of New York stock, at cost	14,176	14,176	-	14,176	-
Accrued interest receivable	13,834	13,834	-	13,834	-

Financial liabilities:
Deposits	2,673,573	2,674,494	1,702,109	972,385	-
Debt	235,000	236,514	-	236,514	-
Subordinated debentures	43,210	40,034	-	40,034	-
Accrued interest payable	4,056	4,056	-	4,056	-

Note 12 – Subordinated debt

On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month SOFR (defined below) plus 582 basis points. The Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion that the Company contributes to the Bank will qualify as Tier 1 capital for the Bank. The Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Company used the net proceeds from the offering to repurchase $33.5 million of subordinated debt issued on July 30, 2018 (the “Old Notes”) and for general corporate purposes. Subordinated debt included associated deferred costs of $851,000 at March 31, 2026.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month Chicago Mercentile Exchange (“CME”) Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At March 31, 2026, the interest rate for the trust preferred securities was 6.595%.

Note 13 – Lease Obligations

The Company leases 24 of its offices under various operating lease agreements. The leases have remaining terms of one year to eight years. The leases contain provisions for the payment by the Company of its pro-rata share of real estate taxes, insurance, common area maintenance and other variable expenses. The Company will allocate payments made under such leases between lease and non-lease components. Some leases contain renewal options and options to purchase the assets.

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	$965	$940
Variable lease cost-operating leases	$298	$284

	At March 31, 2026	At December 31, 2025
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$10,889	$10,660

Current liabilities	$2,630	$3,314
Operating lease liabilities (noncurrent portion)	9,764	8,835
Imputed Interest	(1,029)	(1,009)
Total operating lease liabilities	$11,365	$11,140

The weighted average remaining lease term for operating leases at March 31, 2026 and December 31, 2025 was 4.55 years and 4.64 years, respectively. The weighted average discount rate for operating leases at March 31, 2026 and December 31, 2025 was 3.64 percent and 3.55 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at March 31, 2026 and December 31, 2025 (in thousands):

Maturities of lease liabilities:
	At March 31, 2026	At December 31, 2025
	Operating Leases	Operating Leases
One year or less	$2,630	$3,314
Over one year through three years	5,436	4,993
Over three years through five years	2,612	2,250
Over five years	1,716	1,592
Gross Operating Lease Liabilities	$12,394	$12,149
Imputed Interest	(1,029)	(1,009)
Total Operating Lease Liabilities	$11,365	$11,140

Note 14 – Subsequent Events

On April 21, 2026, the Board of Directors of the Company declared a cash dividend of $0.08 per share to shareholders of record of its common stock on May 6, 2026,

with a payment date of May 20, 2026.

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

•failure to identify and adequately and promptly address cybersecurity risks, including data breaches and cyberattacks;

•developments in technology, such as artificial intelligence, and our ability to incorporate innovative technologies in our business and provide products and services that satisfy our customers’ expectations for convenience and security;

•civil unrest in the communities that we serve; and

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

Overview

BCB Bancorp, Inc. is a New Jersey corporation, and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of BCB Community Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At March 31, 2026, we had $3.269 billion in consolidated assets, $2.672 billion in deposits and $307.4 million in consolidated stockholders’ equity.

BCB Community Bank opened for business on November 1, 2000 as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At March 31, 2026, the Bank operated twenty-three branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Parsippany, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Hicksville and Staten Island, NY, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank System.

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

Critical Accounting Estimates

Estimates and assumptions are necessary in the application of certain accounting policies and can be susceptible to significant change. Critical accounting estimates are defined as those that involve a significant level of estimation uncertainty and have had, or could have, a material impact on the Company’s financial conditions or results of operation. At March 31, 2026, the Company considers the allowance for credit losses to be a critical accounting estimate.

See further discussion of this critical accounting estimate in Notes 2 and 7 of this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Financial Condition

Total assets decreased by $10.4 million, or 0.3 percent, to $3.269 billion at March 31, 2026, from $3.280 billion at December 31, 2025. This decrease is the result of fewer net loans, offset by an increase in cash and cash equivalents.

Total cash and cash equivalents increased by $17.2 million, or 6.2 percent, to $293.7 million at March 31, 2026, from $276.6 million at December 31, 2025. The increase in cash was primarily due to loan cash flows.

Loans receivable, net, decreased by $35.1 million, or 1.3 percent, to $2.656 billion at March 31, 2026, from $2.691 billion at December 31, 2025, due to loan payoffs, paydowns and charge-offs. Total loan decreases during the period included decreases of $19.3 million in commercial real estate and multi-family loans, $12.1 million in commercial business loans and $4.6 million in 1-4 family residential loans and home equity loans. The allowance for credit losses decreased $1.1 million to $32.6 million, or 54.5 percent of non-accruing loans and 1.21 percent of gross loans, at March 31, 2026, as compared to an allowance for credit losses of $33.7 million, or 53.3 percent of non-accruing loans and 1.24 percent of gross loans, at December 31, 2025.

Total investments increased by $7.5 million, or 5.6 percent, to $143.1 million at March 31, 2026, from $135.6 million at December 31, 2025, representing current year purchases, net of maturity and paydowns during 2026.

Deposits decreased by $1.1 million, or 0.04 percent, to $2.672 billion at March 31, 2026, from $2.674 billion at December 31, 2025. Certificates of deposit, non-interest bearing accounts and savings and club accounts decreased $33.7 million, and were offset by increases in money market accounts and interest bearing deposit accounts which totaled $32.6 million.

Debt obligations decreased by $9.9 million to $268.3 million at March 31, 2026, from $278.2 million at December 31, 2025, due to maturities of our FHLB advances. The weighted average interest rate of FHLB advances was 4.70 percent at March 31, 2026, and 4.53 percent at December 31, 2025. The weighted average maturity of FHLB advances as of March 31, 2026 was 0.23 years. The interest rate of our subordinated debt balances was 9.25 percent at March 31, 2026 and December 31, 2025.

Stockholders’ equity increased by $3.1 million, or 1.0 percent, to $307.4 million at March 31, 2026, from $304.3 million at December 31, 2025. The increase was attributable to retained earnings, which increased $3.0 million.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,708,511	$35,878	5.37%	$2,994,529	$38,927	5.27%
Investment securities	137,146	1,829	5.33%	117,205	1,529	5.22%
Interest earnings assets	298,670	2,695	3.66%	331,808	3,736	4.57%
Total interest-earning assets	3,144,327	40,402	5.21%	3,443,542	44,192	5.20%
Non-interest-earning assets	136,210			125,974
Total assets	$3,280,537			$3,569,516
Interest-bearing liabilities:
Interest-bearing demand accounts	$523,400	$2,043	1.58%	$560,565	$2,369	1.71%
Money market accounts	432,313	3,127	2.93%	394,282	3,049	3.14%
Savings accounts	242,459	136	0.23%	252,227	151	0.24%
Certificates of Deposit	964,292	8,592	3.61%	1,005,669	10,762	4.34%
Total interest-bearing deposits	2,162,464	13,898	2.61%	2,212,743	16,331	2.99%
Borrowed funds	271,123	3,667	5.49%	488,418	5,856	4.86%
Total interest-bearing liabilities	2,433,587	17,565	2.93%	2,701,161	22,187	3.33%
Non-interest-bearing liabilities	541,026			543,660
Total liabilities	2,974,613			3,244,821
Stockholders' equity	305,924			324,695
Total liabilities and stockholders' equity	$3,280,537			$3,569,516
Net interest income		$22,837			$22,005
Net interest rate spread (1)			2.28%			1.87%
Net interest margin (2)			2.95%			2.59%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

Results of Operations Comparison for the Three Months Ended March 31, 2026 and 2025

The Company reported net income of $4.9 million for the quarter ended March 31, 2026, compared to a net loss of $8.3 million for the quarter ended March 31, 2025. This increase was due to the Bank recording $18.1 million less in loan loss provisioning, offset by the Bank recording $5.1 million more in income taxes.

Interest income decreased by $3.8 million, or 8.6 percent, to $40.4 million for the first quarter of 2026 from $44.2 million for the first quarter of 2025. The average balance of interest-earning assets decreased $299.2 million, or 8.7 percent, to $3.144 billion for the first quarter of 2026 from $3.444 billion for the first quarter of 2025. The average yield increased 1 basis point to 5.21 percent for the first quarter of 2026 from 5.20 percent for the first quarter of 2025.

Interest expense decreased by $4.6 million to $17.6 million for the first quarter of 2026 from $22.2 million for the first quarter of 2025. The decrease resulted from a decrease in the average rate paid on interest-bearing liabilities of 40 basis points to 2.93 percent for the first quarter of 2026 from 3.33 percent for the first quarter of 2025, while the average balance of interest-bearing liabilities decreased by $267.6 million to $2.434 billion in the first quarter of 2026 from $2.702 billion in the first quarter of 2025.

The net interest margin increased to 2.95 percent for the first quarter of 2026 compared to 2.59 percent for the first quarter of 2025. The increase in the net interest margin compared to the first quarter of 2025 was the result of a decrease in the cost of interest-bearing liabilities, and an increase in the yield on interest-earning assets.

During the first quarter of 2026, the Company recognized $3.9 million in net charge-offs compared to $4.2 million in net charge-offs in the first quarter of 2025. The Bank had non-accrual loans totaling $59.8 million, or 2.22 percent of gross loans, at March 31, 2026, as compared to $63.3 million, or 2.32 percent of gross loans, at December 31, 2025. The allowance for credit losses on loans was $32.6 million, or 1.21 percent of gross loans, at March 31, 2026, and $33.7 million, or 1.24 percent of gross loans, at December 31, 2025. The provision for credit losses was $2.8 million for the first quarter of 2026 compared to $12.2 million for the fourth quarter of 2025 and $20.8 million for the first quarter of 2025. Management believes that the allowance for credit losses on loans was adequate at March 31, 2026 and December 31, 2025.

The following table summarizes the Company’s classified loans greater than $5 million at March 31, 2026 (in thousands):

	Purpose	Loan Type	Location	Balance	Loan to Value (1)	Current/Past Due
1	Specialty Use - hospital	CRE	Bayonne, NJ	$25,037	23.08%	current
2	Industrial loft and Industrial Warehouse	CRE	Brooklyn, NY	16,020	80.10	past due
3	Vacant Land	CRE	Basking Ridge, NJ	15,520	68.60	current
4	Mixed Use -retail/office	CRE	New York, NY	15,071	93.00	current
5	Specialty Use - golf course	Construction	Eatontown, NJ	13,992	77.30	past due
6	Office building (2)	CRE	Ridgefield Park, NJ	11,962	54.80	past due
7	Mixed Use -retail/office	CRE	Bronx, NY	7,430	76.00	current
8	Multi-family (3)	CRE	East Orange, NJ	5,859	84.55	past due
9	Mixed use - retail/residential	CRE	New York, NY	5,578	55.62	current

(1) Based on the most recent appraised values available.

(2) Borrower has two loans that are classified and collectively add up to greater than $5 million.

(3) Borrower has three loans that are classified and collectively add up to greater than $5 million

Non-interest income increased by $310 thousand to $2.1 million for the first quarter of 2026 from $1.8 million in the first quarter of 2025. The increase in total non-interest income was mainly related to a $338 thousand increase in BOLI income and a decrease in our realized and unrealized loss on equity investments of $22 thousand. Offsetting this was a decrease in other non-interest income of $75 thousand.

Non-interest expense increased by $891 thousand, or 6.1 percent, to $15.6 million for the first quarter of 2026 compared to non-interest expense of $14.7 million for the first quarter of 2025. The increase in these expenses for the first quarter of 2026 was primarily driven by salaries and employee benefits, data processing costs and OREO expenses, which rose $924 thousand, $179 thousand and $150 thousand, respectively. Offsetting this was a decline in other non-interest expense and director fees of $203 thousand and $172 thousand, respectively.

The income tax provision increased by $5.1 million, to an income tax expense of $1.7 million for the first quarter of 2026 when compared to a income tax benefit of $3.4 million for the first quarter of 2025.

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

At March 31, 2026 and December 31, 2025, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $268.3 million at March 31, 2026 as compared to $278.2 million at December 31, 2025.

At March 31, 2026, the Company had the ability to obtain additional funding of $385.9 million from the FHLB and $200.6 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $941.6 million at March 31, 2026. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company was well-positioned with adequate levels of cash and liquid assets as of March 31, 2026 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $40.0 million at March 31, 2026. Refer to Note 12 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable trust preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161%, plus 2.650%. The rate paid as of March 31, 2026 and 2025 was 6.595% and 7.211%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter. They mature on June 17, 2034.

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

At March 31, 2026 and December 31, 2025, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2026:
Bank
Community Bank Leverage Ratio	$345,248	10.54%	$262,048	8.00%	$294,804	9.00%

As of December 31, 2025:
Bank
Community Bank Leverage Ratio	$344,067	10.39%	$264,922	8.00%	$298,037	9.00%

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for March 31, 2026 and December 31, 2025.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of March 31, 2026:
Bancorp
Total Capital (to Risk-Weighted Assets)	$378,238	13.63%	$222,003	8.00%	$277,504	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	306,511	11.04	166,582	6.00	166,582	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	277,145	9.99	124,840	4.50	-	-
Tier 1 Capital (to adjust total assets)	306,511	9.37	130,848	4.00	-	-

As of December 31, 2025:
Bancorp
Total Capital (To Risk-Weighted Assets)	$377,318	13.43%	$224,761	8.00%	$280,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	304,541	10.84	168,565	6.00	168,565	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	275,174	9.79	126,484	4.50	-	-
Tier 1 Capital (to adjusted total assets)	304,541	9.20	132,409	4.00	-	-

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of March 31, 2026. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of March 31, 2026. The following sets forth the Company’s NPV as of March 31, 2026.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+100bp	$400,414	$(13,627)	(3.29)%	12.66%	(0.23)%
PAR	414,041	-	0.00	12.89	0.00
-100bp	422,354	8,313	2.01	12.94	0.05
-200bp	420,420	6,379	1.54	12.69	(0.20)
-300bp	427,493	13,452	3.25	12.64	(0.24)

____________

bps-basis point

The table above indicates that at March 31, 2026, in the event of a 100-basis point decrease in interest rates, we would experience a 0.05 percent decrease in NPV, as compared to a 0.01 percent increase at December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of March 31, 2026, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

There have been no material changes to the risk factors set forth under the Part I, Item 1.A. Risk Factors as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFTEY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

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

BCB BANCORP, INC.

Date: May 1, 2026	By:	/s/ Michael A. Shriner
Michael A. Shriner
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2026	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Accounting and Financial Officer)