Form 10-Q
period 2026-09-30
BCB BANCORP INC
filed 2026-11-06
CIK 1228454

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Securities registered pursuant to section 12(b) of the Securities Exchange Act of 1934:

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 2, 2026, BCB Bancorp, Inc. had 30,751,822 shares of common stock, no par value, outstanding.

BCB BANCORP INC. AND SUBSIDIARIES

PART I. CONSOLIDATED FINANCIAL INFORMATION

ITEM I. CONSOLIDATED FINANCIAL STATEMENTS

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition

(In thousands, Except Share and Per Share Data, Unaudited)

	September 30,	December 31,
	2026	2025

ASSETS
Cash and amounts due from depository institutions	$13,236	$13,794
Interest-earning deposits	487,077	262,790
Total cash and cash equivalents	500,313	276,584

Interest-earning time deposits	735	735
Debt securities available for sale, at fair value	134,973	126,395
Equity investments, at fair value	-	9,172
Loans held for sale	67,556	-
Loans receivable, net of allowance for credit losses
of $70,270 and $33,691, respectively	2,179,697	2,691,091
Federal Home Loan Bank of New York stock, at cost	7,911	14,176
Premises and equipment, net	11,575	12,056
Accrued interest receivable	13,625	13,834
Other real estate owned	-	5,000
Deferred income taxes, net	-	22,209
Goodwill and other intangibles	-	5,253
Operating lease right-of-use assets	10,172	10,660
Bank-owned life insurance (BOLI)	82,103	79,366
Other assets	12,427	12,935
Total Assets	$3,021,087	$3,279,466

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Non-interest-bearing deposits	$523,077	$531,140
Interest-bearing deposits	2,086,069	2,142,433
Total deposits	2,609,146	2,673,573
FHLB advances	100,000	235,000
Subordinated debentures	43,397	43,210
Operating lease liability	10,644	11,140
Other liabilities	11,818	12,259
Total Liabilities	2,775,005	2,975,182

STOCKHOLDERS' EQUITY
Preferred stock: $0.01 par value, 10,000,000 shares authorized; issued and outstanding 2,548 shares Series J 8.0% and Series K 6.0% (liquidation value $10,000 per share) noncumulative perpetual preferred stock at September 30, 2026 and December 31, 2025	-	-
Additional paid-in capital preferred stock	25,243	25,243
Common stock: no par value; 40,000,000 shares authorized; issued 33,985,793 and 20,508,183 at September 30, 2026 and December 31, 2025, respectively, outstanding 30,751,822 and 17,274,212, at September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital common stock	296,623	203,429
Retained deficit (earnings)	(29,228)	116,415
Accumulated other comprehensive loss	(8,209)	(2,456)
Treasury stock, at cost, 3,233,971 shares at September 30, 2026 and December 31, 2025	(38,347)	(38,347)
Total Stockholders' Equity	246,082	304,284
Total Liabilities and Stockholders' Equity	$3,021,087	$3,279,466

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, Except for Per Share Amounts, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$34,213	$38,278	$105,947	$115,855
Mortgage-backed securities	948	843	2,747	2,169
Other investment securities	1,128	1,114	3,231	3,139
FHLB stock and other interest earning assets	2,086	2,807	7,313	9,252
Total interest income	38,375	43,042	119,238	130,415

Interest expense:
Deposits:
Demand and savings	5,742	5,841	16,573	17,211
Certificates of deposit	7,864	9,445	24,722	29,377
	13,606	15,286	41,295	46,588
Borrowings	2,170	4,045	9,162	15,009
Total interest expense	15,776	19,331	50,457	61,597

Net interest income	22,599	23,711	68,781	68,818
Provision for credit losses on loans	114,961	4,080	136,736	29,816

Net interest (loss) income after provision for credit losses on loans	(92,362)	19,631	(67,955)	39,002

Non-interest (loss) income:
Fees and service charges	1,006	1,311	3,510	3,789
BOLI income	874	931	2,737	2,325
Gain (Loss) on sales of loans	-	21	(2,600)	21
Gain on sale of other real estate owned	3,283	-	3,283	-
Realized and unrealized losses on equity investments	(77)	350	(418)	127
Other	86	132	291	350
Total non-interest (loss) income	5,172	2,745	6,803	6,612

Non-interest expense:
Salaries and employee benefits	9,937	8,324	27,659	23,440
Occupancy and equipment	2,675	2,562	7,961	7,787
Data processing and communications	2,031	2,047	6,022	5,937
Professional fees	2,873	800	4,062	2,259
Director fees	244	305	734	1,036
Regulatory assessments	805	984	2,220	2,497
Advertising and promotional	407	284	1,096	679
Other real estate owned, net	174	-	454	-
Impairment of goodwill	-	-	5,253	-
Other	2,653	1,264	4,021	2,863
Total non-interest expense	21,799	16,570	59,482	46,498

(Loss) Income before income tax provision	(108,989)	5,806	(120,634)	(884)
Income tax provision (benefit)	23,464	1,544	21,691	(386)

Net (Loss) Income	$(132,453)	$4,262	$(142,325)	$(498)
Preferred stock dividends	-	482	482	1,446
Net (Loss) Income available to common stockholders	$(132,453)	$3,780	$(142,807)	$(1,944)

Net (Loss) Income per common share-basic and diluted
Basic	$(6.92)	$0.22	$(7.98)	$(0.11)
Diluted	$(6.92)	$0.22	$(7.98)	$(0.11)

Weighted average number of common shares outstanding
Basic	19,137	17,207	17,894	17,165
Diluted	19,137	17,207	17,894	17,165

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net (Loss) Income	$(132,453)	$4,262	$(142,325)	$(498)
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Unrealized holding gains (losses) arising during the period	(4,702)	1,516	(4,963)	3,029
Tax effect	(865)	(373)	(801)	(746)
Benefit Plans:
Actuarial gain	11	-	11	-
Income tax (expense) benefit	-	-	-	-
Net-of-tax amount	11	-	11	-
Other comprehensive income (loss), net of tax:	(5,556)	1,143	(5,753)	2,283
Comprehensive (loss) income	$(138,009)	$5,405	$(148,078)	$1,785

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2026	$-	$-	$228,672	$116,415	$(38,347)	$(2,456)	$304,284
Net loss	-	-	-	(142,325)	-	-	(142,325)
Issuance of common stock	-	-	91,384	-	-	-	91,384
Other comprehensive loss	-	-	-	-	-	(5,753)	(5,753)
Stock-based compensation expense	-	-	1,262	-	-	-	1,262
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,738)	-	-	(2,738)
Dividend reinvestment plan	-	-	98	(98)	-	-	-
Stock purchase plan	-	-	450	-	-	-	450
Balance at September 30, 2026	$-	$-	$321,866	$(29,228)	$(38,347)	$(8,209)	$246,082

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2026	$-	$-	$229,694	$103,225	$(38,347)	$(2,653)	$291,919
Net loss	-	-	-	(132,453)	-	-	(132,453)
Issuance of common stock	-	-	91,384	-	-	-	91,384
Other comprehensive loss	-	-	-	-	-	(5,556)	(5,556)
Stock-based compensation expense	-	-	788	-	-	-	788
Balance at September 30, 2026	$-	$-	$321,866	$(29,228)	$(38,347)	$(8,209)	$246,082

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, Except Share and Per Share Data, Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2025	$-	$-	$225,658	$141,853	$(38,347)	$(5,239)	$323,925
Net loss	-	-	-	(498)	-	-	(498)
Other comprehensive loss	-	-	-	-	-	2,283	2,283
Issuance of Series K preferred stock	-	-	520	-	-	-	520
Stock-based compensation expense	-	-	780	-	-	-	780
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(1,446)	-	-	(1,446)
Cash dividends on common stock ($0.48 per share declared)	-	-	-	(7,982)	-	-	(7,982)
Dividend reinvestment plan	-	-	257	(257)	-	-	-
Stock Purchase Plan	-	-	871	-	-	-	871
Balance at September 30, 2025	$-	$-	$228,086	$131,670	$(38,347)	$(2,956)	$318,453

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance at July 1, 2025	$-	$-	$227,554	$130,627	$(38,347)	$(4,099)	$315,735
Net income	-	-	-	4,262	-	-	4,262
Other comprehensive income	-	-	-	-	-	1,143	1,143
Stock-based compensation expense	-	-	229	-	-	-	229
Dividends payable on Series J 8.0% and Series K 6.0% noncumulative perpetual preferred stock	-	-	-	(482)	-	-	(482)
Cash dividends on common stock ($0.16 per share declared)	-	-	-	(2,635)	-	-	(2,635)
Dividend reinvestment plan	-	-	102	(102)	-	-	-
Stock Purchase Plan	-	-	201	-	-	-	201
Balance at September 30, 2025	$-	$-	$228,086	$131,670	$(38,347)	$(2,956)	$318,453

See accompanying notes to unaudited consolidated financial statements.

BCB BANCORP INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net (Loss) Income	$(142,325)	$(498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of premises and equipment	1,241	1,157
Amortization and accretion, net	(1,129)	(385)
Provision for credit losses	136,736	29,816
Deferred income tax expense (benefit)	21,408	(5,109)
Loans originated for sale	(470)	(1,113)
Proceeds from sales of loans	478	1,134
Loss (gain) on sales of loans	2,600	(21)
Realized and unrealized losses (gains) on equity investments	418	(127)
Gain on sales of other real estate owned	(3,283)	-
Stock-based compensation expense	1,262	780
Increase in cash surrender value of BOLI	(2,737)	(2,325)
Impairment of goodwill	5,253	-
Net change in accrued interest receivable	209	(624)
Net change in other assets	508	2,700
Net change in accrued interest payable	(1,227)	(2,139)
Net change in other liabilities	797	831
Net Cash Provided by Operating Activities	19,739	24,077
Cash flows from investing activities:
Proceeds from repayments, calls, and maturities on securities available for sale	21,080	26,455
Purchases of securities	(34,586)	(37,402)
Proceeds from sales of securities available for sale	8,754	-
Proceeds from the sale of portfolio loans	163,617	-
Proceeds from the sale of other real estate owned	8,283	-
Net decrease in loans receivable	142,150	158,446
Additions to premises and equipment	(760)	(727)
Redemption of Federal Home Loan Bank of New York stock	6,265	7,991
Net Cash Provided by Investing Activities	314,803	154,763
Cash flows from financing activities:
Net (decrease) increase in deposits	(64,427)	(63,471)
Repayment from Federal Home Loan Bank of New York Long Term Advances	(235,000)	(175,000)
Net change in Federal Home Loan Bank of New York Short Term Advances	100,000	-
Cash dividends paid on common stock	(2,738)	(7,982)
Cash dividends paid on preferred stock	(482)	(1,446)
Net proceeds from issuance of common stock	91,834	871
Net proceeds from issuance of preferred stock	-	520
Net Cash Used in Financing Activities	(110,813)	(246,508)
Net Increase (Decrease) in Cash and Cash Equivalents	223,729	(67,668)
Cash and Cash Equivalents-Beginning	276,584	317,282
Cash and Cash Equivalents-Ending	$500,313	$249,614

Supplementary Cash Flow Information:
Cash paid during the period for:
Income taxes	$664	$1,801
Interest	51,684	63,736
Transfer of loans receivable to loans held for sale	114,315	-
Transfer of loans receivable to other real estate	-	20,077

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

The Company’s primary business is the ownership and operation of BCB Community Bank (the “Bank”). The Bank is a New Jersey based commercial bank which, as of September 30, 2026, operated at 26 locations in Bayonne, Edison, Fairfield, Hoboken, Holmdel, Jersey City, Lyndhurst, Maplewood, Monroe Township, Newark, Plainsboro, South Orange, River Edge, Rutherford, Union, and Woodbridge New Jersey, as well as Staten Island and Hicksville, New York and is subject to regulation, supervision, and examination by the New Jersey Department of Banking and Insurance and the Federal Deposit Insurance Corporation (“FDIC”). The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowed funds, to invest in securities and to make loans collateralized by residential and commercial real estate and, to a lesser extent, business and consumer loans. The Bank has two active subsidiaries. BCB Holding Company Investment Corp. (the “New Jersey Investment Company”) was organized in January 2005 under New Jersey law as a New Jersey investment company primarily to hold investment and mortgage-backed securities. As a part of the merger with IA Bancorp, Inc. in 2018, the Company acquired Special Asset REO 1, LLC and Special Asset REO 2, LLC. The Bank changed the name of Special Asset REO 1, LLC to BCB Capital Finance Group, LLC in November 2023. This subsidiary is inactive. Special Asset REO 2, LLC sold its foreclosed property during August 2026 and held no real estate owned assets as of September 30, 2026

The consolidated financial statements which include the accounts of the Company and its wholly-owned subsidiaries have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

•Net Income (NI) – Measures the Company’s overall profitability and financial performance.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires enhanced disclosures regarding certain expense captions presented on the income statement. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The standard is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is currently evaluating the effect of the adoption of this guidance on its consolidated financial statement disclosures.

Note 3 – Equity Compensation Arrangements

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

Equity Incentive Plans

The Company, under the plan approved by its shareholders on April 27, 2023 (the “2023 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options, restricted stock awards, restricted stock units, and performance awards. Employees and Directors of the Company and the Bank are eligible to participate in the 2023 Equity Incentive Plan. All stock options are granted in the form of either “incentive” stock options or “non-qualified” stock options. Incentive stock options have certain tax advantages that must comply with the requirements of Section 422 of the Internal Revenue Code. Only employees are permitted to receive incentive stock options.

The Company, under the plan approved by its shareholders on April 26, 2018 (the “2018 Equity Incentive Plan”), authorized the issuance of up to 1,000,000 shares of common stock of the Company pursuant to grants of stock options and restricted stock units. Employees and Directors of the Company and the Bank were eligible to participate in the 2018 Equity Incentive Plan. All stock options were granted in the form of either “incentive” stock options or “non-qualified” stock options. No further grants will be made under the 2018 Equity Incentive Plan.

The Company, under the plan approved by its shareholders on April 28, 2011 (the “2011 Stock Plan”), authorized the issuance of up to 900,000 shares of common stock of the Company pursuant to grants of stock options. Employees and Directors of the Company and the Bank are eligible to participate in the 2011 Stock Plan. All stock options were granted in the form of either “incentive” stock options or “non-qualified” stock options. No options were permitted to be granted under the 2011 Stock Plan after April 28, 2021.

On February 10, 2026, awards of 47,616 shares of restricted stock, in aggregate were granted to members of the Board of Directors of the Bank and the Company, which vest over a 3-year period, commencing on the anniversary of the award date. Also, on April 22, 2026, an award of 4,226 shares of restricted stock was granted to a new member of the Board of Directors of the Bank and the Company, which vests over a 3-year period commencing on the anniversary of the award date.

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

The following table presents a summary of the status of the Company’s restricted shares as of September 30, 2026 and 2025.

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	79,353	$11.36
Granted	761,062	11.09
Vested	(68,186)	11.11
Forfeited	-	-
Non-vested at September 30, 2026	772,229	$11.12

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	84,800	$12.38
Granted	43,773	10.66
Vested	(44,530)	12.69
Forfeited	-	-
Non-vested at September 30, 2025	84,043	$11.32

Restricted stock expense for the nine months ended September 30, 2026 and September 30, 2025 was $1.179 million and $664,000, respectively. Expected future expenses relating to the non-vested restricted shares outstanding as of September 30, 2026 was approximately $7.028 million over a weighted average period of 4.13 years.

The following table presents a summary of the status of the Company’s outstanding stock option awards as of September 30, 2026.

	Number of Option Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at January 1, 2026	875,738	$9.91-13.68	$11.72

Options granted	-	-	-
Options exercised	(26,942)	9.91	9.91
Options forfeited	-	-	-
Options expired	(134,000)	10.92	10.92
Outstanding at September 30, 2026	714,796	$9.91-13.68	$11.93

Note 3 – Equity Compensation Arrangements (continued)

As of September 30, 2026, stock options which were granted and were exercisable totaled 677,749. It is the Company’s policy to issue new shares upon a stock option exercise.

Compensation expense for the nine months ended September 30, 2026 and September 30, 2025 was $83,000 and $116,000, respectively. Expected future compensation expense relating to the 37,047 shares of unvested options outstanding as of September 30, 2026 was $55,000 over a weighted average period of 1.21 years.

Note 4 – Net (Loss) Income per Common Share

Basic net income (loss) per common share is computed by dividing net income less dividends on preferred stock by the weighted average number of shares of common stock outstanding. The diluted net income per common share is computed by adjusting the weighted average number of shares of common stock outstanding to include the effects of outstanding stock options and unvested restricted stock, if dilutive, using the treasury stock method. Dilution is not applicable in periods of net loss. For the three and nine months ended September 30, 2026 and 2025, the difference in the weighted average number of basic and diluted common shares was due solely to the effects of outstanding stock options and restricted stock. There were 1,424,000 and 958,000 outstanding options and restricted stock considered to be anti-dilutive for the three months ended September 30, 2026 and 2025, respectively. There were 1,424,000 and 958,000 outstanding options and restricted stock considered to be anti-dilutive for the nine months ended September 30, 2026 and 2025, respectively.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	For the Three Months Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings (loss) per share:
(Loss) Income available to common stockholders	$(132,453)	19,137	$(6.92)	$3,780	17,207	$0.22

Effect of dilutive securities:
Stock options	-	-		-	-

Diluted (loss) earnings per share:
(Loss) Income available to common stockholders	$(132,453)	19,137	$(6.92)	$3,780	17,207	$0.22

	For the Nine Months Ended September 30,
	2026			2025
	Income	Shares	Per Share	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
	(In Thousands, except per share data)

Basic earnings (loss) per share:
(Loss) Income available to common stockholders	$(142,807)	17,894	$(7.98)	$(1,944)	17,165	$(0.11)

Effect of dilutive securities:
Stock options	-	-		-	-

Diluted (loss) earnings per share:
(Loss) Income available to common stockholders	$(142,807)	17,894	$(7.98)	$(1,944)	17,165	$(0.11)

Note 5 - Securities

Equity Securities

Equity securities are defined to include (a) preferred, common and other ownership interests in entities including partnerships, joint ventures and limited liability companies and (b) rights to acquire or dispose of ownership interest in entities at fixed or determinable prices.

The following is a summary of unrealized and realized gains and losses recognized in net income (loss) on equity securities during the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
(In Thousands)	2026	2025	2026	2025
Net (losses) gains recognized during the period on equity securities held at the reporting date	$-	$350	$-	$127
Net losses recognized during the period on equity securities sold during the period	(77)	-	(418)	-
Realized and unrealized (losses) gains on equity investments during the reporting period	$(77)	$350	$(418)	$127

Note 5 - Securities (continued)

Debt Securities Available for Sale

The following tables present by maturity the amortized cost, gross unrealized gains and losses on, and fair value of, securities available for sale as of September 30, 2026 and December 31, 2025:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$885	$-	$48	$837
More than five to ten years	1,056	-	62	994
More than ten years	80,003	45	6,853	73,195
Sub-total:	81,944	45	6,963	75,026

Corporate Debt securities:
Due within one year	500	-	-	500
More than one to five years	13,493	-	232	13,261
More than five to ten years	47,250	172	1,236	46,186
Sub-total:	61,243	172	1,468	59,947

Total securities	$143,187	$217	$8,431	$134,973

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In Thousands)
Residential Mortgage-backed securities:
More than one to five years	$754	$-	$23	$731
More than five to ten years	1,787	-	64	1,723
More than ten years	74,040	591	2,599	72,032
Sub-total:	76,581	591	2,686	74,486

Corporate Debt securities:
More than one to five years	15,791	99	194	15,696
More than five to ten years	32,274	135	1,209	31,200
More than ten years	5,000	13	-	5,013
Sub-total:	53,065	247	1,403	51,909

Total securities	$129,646	$838	$4,089	$126,395

Note 5 - Securities (continued)

The unrealized losses, categorized by the length of time of continuous loss position, and fair value of related securities available for sale were as follows:

	12 Months or Less		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In Thousands)
September 30, 2026
Residential mortgage-backed securities	$48,005	$2,826	$23,416	$4,137	$71,421	$6,963
Corporate Debt securities	26,156	596	25,619	872	51,775	1,468
	$74,161	$3,422	$49,035	$5,009	$123,196	$8,431

December 31, 2025
Residential mortgage-backed securities	$10,908	$37	$27,036	$2,649	$37,944	$2,686
Corporate Debt securities	-	-	30,859	1,403	30,859	1,403
	$10,908	$37	$57,895	$4,052	$68,803	$4,089

Note 6 - Loans Receivable and Allowance for Credit Losses

The following tables present the recorded investment in loans receivable as of September 30, 2026 and December 31, 2025 by segment and class:

	September 30, 2026	December 31, 2025
	(In Thousands)
Residential one-to-four family	$214,707	$226,708
Commercial and multi-family (1)	1,753,542	2,040,768
Cannabis related (2)	4,070	69,293
Construction (1)	13,434	68,521
Commercial business (1) (3)	126,172	168,459
Business express	64,503	74,862
Home equity (4)	72,710	74,332
Consumer	2,376	3,580
	2,251,514	2,726,523

Less:
Deferred loan fees, net	(1,547)	(1,741)
Allowance for credit losses	(70,270)	(33,691)

Total Loans, net	$2,179,697	$2,691,091

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

At September 30, 2026, loans held for sale, which are excluded from the amounts presented above, were comprised of $42.2 million of cannabis-related loans, $13.8 million of commercial and multifamily real estate loans, $10.8 million of construction loans, and $743 thousand of commercial business loans. There were no loans held for sale at December 31, 2025.

Note 6 – Loans Receivable and Allowance for Credit Losses (Continued)

Allowance for Credit Losses

The Company engages a third-party vendor to assist in the current expected credit loss (“CECL”) calculation and has established an internal governance framework to oversee the quarterly estimation process for the allowance for credit losses (“ACL”). The ACL calculation methodology relies on regression-based discounted cash flow (“DCF”) models that correlate relationships between certain financial metrics and external market and macroeconomic variables. Following are some of the key factors and assumptions that are used in the Company’s CECL calculations:

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

The allowance for credit losses is aggregated for the major loan segments, with similar risk characteristics, summarized below. However, for the purposes of calculating the reserves, these segments may be further broken down into loan classes by risk characteristics that include but are not limited to regulatory call codes, industry type, geographic location, and collateral type.

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

Cannabis related loans include commercial and multi-family, construction, and commercial business loans to borrowers involved in the cannabis industry and have the risks inherent in such loan types discussed herein in addition to risk inherent in this industry. While medical use cannabis and recreational use businesses are legal in numerous states, including our primary markets of New Jersey and New York, such businesses are not legal at the federal level and marijuana remains a Schedule I drug under the Controlled Substances Act of 1970. Federal prosecutors have significant discretion and there can be no assurance that the federal prosecutors will not choose to strictly enforce the federal laws governing cannabis. Any change in the federal government’s enforcement position could potentially subject our borrowers to criminal prosecution and other sanctions, which would have a material adverse effect on their businesses. Cannabis-related loans present greater repayment and credit risk than similar loans to borrowers outside the cannabis industry. Cannabis-related businesses are generally not able to seek protection under federal bankruptcy law, which may limit a borrower’s ability to reorganize its obligations in the event of financial distress and increases the risk that the Bank will not recover the full amortized cost of a loan upon default. In addition, providing banking services to cannabis-related businesses subjects the Bank to enhanced obligations under the Bank Secrecy Act and related anti-money laundering regulations, including specialized customer due diligence and ongoing monitoring requirements, and the filing of suspicious activity reports specific to marijuana-related accounts. Compliance with these heightened requirements increases the Bank’s operational costs and regulatory risk. These factors, combined with the industry’s sensitivity to state regulatory and pricing volatility, may result in higher loss severities on cannabis-related loans as compared to the Bank’s other loan segments. During the three months ended September 30, 2026, the Company transferred a substantial portion of its cannabis-related loans to held for sale in connection with its planned exit from the cannabis banking business. As a result, cannabis-related lending exposure at September 30, 2026 was significantly reduced compared to prior periods, though we are required to continue to value these assets on our balance sheet at the lower of cost or fair market value as loans held for sale.

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

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

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

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three and nine months ended September 30, 2026, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2026 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, July 1, 2026	$1,904	$13,959	$1,494	$342	$16,092	$10,477	$697	$15	$44,980

Charge-offs	-	(49,915)	(27,669)	(1,594)	(10,273)	(1,411)	-	-	(90,862)
Recoveries	-	-	-	-	1,106	85	-	-	1,191
Provision (benefit)	665	74,666	26,261	1,663	9,073	2,445	184	4	114,961
Ending Balance, September 30, 2026	2,569	38,710	86	411	15,998	11,596	881	19	70,270

Ending Balance attributable to loans:
Individually evaluated	-	2,016	-	-	897	1,694	-	-	4,607
Collectively evaluated	2,569	36,694	86	411	15,101	9,902	881	19	65,663
Ending Balance, September 30, 2026	2,569	38,710	86	411	15,998	11,596	881	19	70,270

Loans Receivables:
Individually evaluated	2,848	32,564	-	-	3,981	1,694	107	-	41,194
Collectively evaluated	211,859	1,720,978	4,070	13,434	122,191	62,809	72,603	2,376	2,210,320
Total Gross Loans:	$214,707	$1,753,542	$4,070	$13,434	$126,172	$64,503	$72,710	$2,376	$2,251,514

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2026	$1,776	$12,057	$1,477	$668	$6,676	$10,390	$632	$15	$33,691

Charge-offs	(2)	(52,614)	(27,669)	(1,594)	(17,578)	(3,009)	-	-	(102,466)
Recoveries	-	-	-	-	1,770	539	-	-	2,309
Provision (benefit)	795	79,267	26,278	1,337	25,130	3,676	249	4	136,736
Ending Balance, September 30, 2026	$2,569	$38,710	$86	$411	$15,998	$11,596	$881	$19	$70,270

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

The increase in the allowance for credit losses on loans during the three and nine months ended September 30, 2026 is primarily due to additional reserves within the commercial and multi-family segment following the Company’s review of that portfolio that concluded in the third quarter of 2026. In addition, for the nine-month period, additional reserves within the commercial business segment were the result of continued credit deterioration within that portfolio.

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables set forth the activity in the Company’s allowance for credit losses on loans for the three and nine months ended September 30, 2025, and the related portion of the allowance for credit losses that is allocated to each loan class, as of September 30, 2025 (in thousands):

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, July 1, 2025	$1,837	$12,419	$14,852	$1,907	$8,898	$10,093	$635	$17	$50,658

Charge-offs	-	(79)	(12,756)	-	(3,453)	(1,206)	-	-	(17,494)
Recoveries	9	-	-	-	2	548	-	-	559
Provision (benefit)	(219)	(383)	(631)	(243)	6,667	(1,057)	(48)	(6)	4,080
Ending Balance, September 30, 2025	1,627	11,957	1,465	1,664	12,114	8,378	587	11	37,803

Ending Balance attributable to loans:
Individually evaluated	-	3,405	-	262	8,129	2,833	-	-	14,629
Collectively evaluated	1,627	8,552	1,465	1,402	3,985	5,545	587	11	23,174
Ending Balance, September 30, 2025	1,627	11,957	1,465	1,664	12,114	8,378	587	11	37,803

Loans Receivables:
Individually evaluated	302	105,115	-	2,310	18,355	2,833	443	-	129,358
Collectively evaluated	226,838	1,974,973	69,102	103,670	174,407	75,420	73,123	2,042	2,699,575
Total Gross Loans:	$227,140	$2,080,088	$69,102	$105,980	$192,762	$78,253	$73,566	$2,042	$2,828,933

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

	Residential	Commercial & Multi-family (1)	Cannabis Related (2)	Construction (1)	Commercial Business (1)(3)	Business Express	Home Equity (4)	Consumer	Total
Allowance for credit losses:
Beginning Balance, January 1, 2025	$1,947	$10,451	$1,613	$1,902	$10,497	$7,769	$594	$16	$34,789

Charge-offs	-	(419)	(12,756)	-	(5,301)	(9,246)	-	-	(27,722)
Recoveries	43	-	-	-	6	871	-	-	920
Provision (benefit)	(363)	1,925	12,608	(238)	6,912	8,984	(7)	(5)	29,816
Ending Balance, September 30, 2025	$1,627	$11,957	$1,465	$1,664	$12,114	$8,378	$587	$11	$37,803

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

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

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

The following tables present the activity in the allowance for credit losses on off-balance sheet exposures for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
	(In Thousands)
Allowance for Credit Losses:
Beginning balance at July 1	$286	$687
Provision (benefit) for credit losses	68	(207)
Ending balance at September 30	$354	$480

	Nine Months Ended September 30,
	2026	2025
	(In Thousands)
Allowance for Credit Losses:
Beginning balance at January 1	$830	$813
Benefit for credit losses	(476)	(333)
Ending balance at September 30	$354	$480

The following table sets forth the delinquency status of total loans receivable as of September 30, 2026:

							Greater Than
			Greater Than				90 Days
	30-59 Days	60-90 Days	90 Days	Total Past		Total Loans	Past Due
	Past Due	Past Due	Past Due	Due	Current	Receivable	& Still Accruing
	(In Thousands)

Residential one-to-four family	$4,146	$161	$1,678	$5,985	$208,722	$214,707	$-
Commercial and multi-family (1)	18,094	5,033	14,307	37,434	1,716,108	1,753,542	-
Cannabis related (2)	-	-	-	-	4,070	4,070	-
Construction	-	-	-	-	13,434	13,434	-
Commercial business (3)	3,244	285	635	4,164	122,008	126,172	29
Business express	1,810	567	-	2,377	62,126	64,503	-
Home equity (4)	1,083	719	107	1,909	70,801	72,710	-
Consumer	300	-	-	300	2,076	2,376	-
Total	$28,677	$6,765	$16,727	$52,169	$2,199,345	$2,251,514	$29

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family loans to borrowers involved in the cannabis industry.

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

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

Modifications

The following tables present the amortized cost basis of loans to borrowers experiencing financial difficulty that were modified during the periods presented by loan category and type of concession granted and by payment status. There were no modifications during the three months ended September 30, 2026.

	For the Nine Months Ended September 30, 2026
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction	Total Principal	% of Total Class of Financing Receivable
Residential one-to-four family	1	$-	$-	$332	$332	0.15%
Total loans	1	$-	$-	$332	$332

	For the Nine Months Ended September 30, 2026
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential one-to-four family	$332	$-	$-	$-	$332
Total	$332	$-	$-	$-	$332

	For the Three Months Ended September 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential	1	$168	$-	$-	$168	0.07%
Commercial business	2	-	-	674	674	0.35
Business express	10	-	2,096	-	2,096	2.68%
Total loans	13	$168	$2,096	$674	$2,938

	For the Nine Months Ended September 30, 2025
	(In Thousands)
	Number	Payment Delay	Term Extension	Rate Reduction & Term Extension	Total Principal	% of Total Class of Financing Receivable
Residential	1	$168	$-	$-	$168	0.07%
Commercial & multi-family	1	-	25,643	-	25,643	1.23
Commercial business	7	-	985	1,021	2,006	1.04
Business express	96	-	21,064	-	21,064	26.92%
Total loans	105	$168	$47,692	$1,021	$48,881

	For the Nine Months Ended September 30, 2025
	(In Thousands)
	Current	30-59 Days Past Due	60-90 Days Past Due	Non-accrual	Total
Residential	$-	$-	$-	$168	$168
Commercial & multi-family	25,643	-	-	-	25,643
Commercial business	1,086	-	-	920	2,006
Business express	19,924	491	-	649	21,064
Total	$46,653	$491	$-	$1,737	$48,881

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

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

The tables below set forth the amounts and types of non-accrual loans in the Bank’s loan portfolio at September 30, 2026 and December 31, 2025. Loans are placed on non-accrual status when they become more than 90 days delinquent, or earlier if the collection of principal and/or interest become doubtful.

As of September 30, 2026 and December 31, 2025, non-accrual loans differed from total loans past due 90 days or more because loans that were previously more than 90 days past due are maintained on non-accrual status for a minimum of six months or until the borrower has demonstrated their ability to satisfy the terms of the loan.

	As of September 30, 2026
	(In Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Greater Than 90 Days Past Due and Still Accruing
Residential one-to-four family	$-	$3,018	$3,018	$-
Commercial and multi-family	2,792	14,699	17,491	-
Commercial business	-	1,724	1,724	29
Home equity (1)	-	189	189	-
Total	$2,792	$19,630	$22,422	$29

(1) Includes Home equity lines of credit.

	As of December 31, 2025
	(In Thousands)
	Non-accrual loans with an Allowance for Credit Losses	Non-accrual loans without an Allowance for Credit Losses	Total Non-accrual loans	Amortized Cost of Loans Greater Than 90 Days Past Due and Still Accruing
Residential one-to-four family	$-	$1,554	$1,554	$-
Commercial and multi-family	2,500	49,659	52,159	-
Construction	-	4,897	4,897	-
Commercial business (1)	1,660	2,065	3,725	-
Business express	626	-	626	-
Home equity (2)	-	294	294	-
Total	$4,786	$58,469	$63,255	$-

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

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

The following table summarizes the Company's loans by year of origination and internally assigned credit risk rating at September 30, 2026 and gross charge-offs for the nine months ended September 30, 2026.

Loans by Year of Origination at September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans to Term Loans	Total
Residential one-to-four family
Pass	$5,722	$8,855	$11,760	$13,971	$39,328	$128,214	$-	$-	$207,850
Special Mention	-	-	-	-	2,657	846	-	-	3,503
Substandard	-	-	-	-	-	3,354	-	-	3,354
Total one-to-four family	$5,722	$8,855	$11,760	$13,971	$41,985	$132,414	$-	$-	$214,707

Commercial and multi-family (1)
Pass	$98,533	$40,588	$7,207	$174,939	$459,892	$798,937	$-	$-	$1,580,096
Special Mention	-	8,592	-	-	76,701	44,828	8,500	-	138,621
Substandard	-	-	-	-	1,005	33,680	140	-	34,825
Total Commercial and multi-family	$98,533	$49,180	$7,207	$174,939	$537,598	$877,445	$8,640	$-	$1,753,542

Cannabis related (2)
Pass	$4,070	$-	$-	$-	$-	$-	$-	$-	$4,070
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Cannabis related	$4,070	$-	$-	$-	$-	$-	$-	$-	$4,070

Construction (1)
Pass	$7,826	$1,244	$5	$-	$206	$-	$4,153	$-	$13,434
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total Construction	$7,826	$1,244	$5	$-	$206	$-	$4,153	$-	$13,434

Commercial business (1) (3)
Pass	$3,593	$-	$7,045	$1,968	$4,821	$12,919	$82,756	$-	$113,102
Special Mention	-	-	-	-	-	554	6,459	-	7,013
Substandard	-	-	-	-	-	4,233	1,824	-	6,057
Total Commercial business	$3,593	$-	$7,045	$1,968	$4,821	$17,706	$91,039	$-	$126,172

Business express
Pass	$-	$-	$-	$-	$-	$-	$-	$60,597	$60,597
Special Mention	-	-	-	-	-	-	-	2,212	2,212
Substandard	-	-	-	-	-	-	-	1,694	1,694
Total Business express	$-	$-	$-	$-	$-	$-	$-	$64,503	$64,503

Home equity (4)
Pass	$769	$1,479	$35	$2,930	$1,152	$4,170	$57,560	$3,342	$71,437
Special Mention	-	-	-	-	-	39	1,045	-	1,084
Substandard	-	-	-	-	12	95	27	55	189
Total Home equity	$769	$1,479	$35	$2,930	$1,164	$4,304	$58,632	$3,397	$72,710

Consumer
Pass	$407	$1,200	$200	$10	$251	$-	$8	$-	$2,076
Special Mention	-	-	-	300	-	-	-	-	300
Substandard	-	-	-	-	-	-	-	-	-
Total Consumer	$407	$1,200	$200	$310	$251	$-	$8	$-	$2,376

Total Pass	$120,920	$53,366	$26,252	$193,818	$505,650	$944,240	$144,477	$63,939	$2,052,662
Total Special Mention	$-	$8,592	$-	$300	$79,358	$46,267	$16,004	$2,212	$152,733
Total Substandard	$-	$-	$-	$-	$1,017	$41,362	$1,991	$1,749	$46,119
Total Loans	$120,920	$61,958	$26,252	$194,118	$586,025	$1,031,869	$162,472	$67,900	$2,251,514
Gross charge-offs	$765	$-	$-	$10,099	$35,084	$38,173	$3,351	$14,994	$102,466

(1) Excludes Cannabis related loans.

(2) Includes Commercial and multi-family, Construction, and Commercial business loans to borrowers involved in the cannabis industry.

(3) Excludes Business express loans.

(4) Includes Home equity lines of credit.

Note 6 - Loans Receivable and Allowance for Credit Losses (Continued)

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

a

Note 7 – Stockholders’ Equity

On July 7, 2026, the Company distributed a notice to the participants in its 2026 Amended and Restated Dividend Reinvestment and Stock Purchase Plan (the “Plan”), announcing that the Plan has been suspended in accordance with its terms, effective August 6, 2026.

On September 18, 2026, the Company completed an underwritten public offering of 12,650,000 shares of its common stock, without par value, resulting in net proceeds of $91.4 million after deducting underwriting discounts, commissions and offering expenses.

On March 15, 2025, the Company completed a private placement of 52 shares of Series K 6.0% Noncumulative Perpetual Stock, par value $0.01 per share (the “Series K Preferred Stock”), resulting in gross proceeds of $520,000.

Note 8 – Bank-Owned Life Insurance

Bank-Owned Life Insurance (“BOLI”) involves life insurance purchased by the Bank on a chosen group of employees, and the Bank is owner and beneficiary of the policies. At September 30, 2026, the Bank had $82.1 million in BOLI. BOLI is recorded at its net realizable value.

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

The amount of goodwill totaled $0 at September 30, 2026, compared to $5.3 million at December 31, 2025.

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

An asset or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets that the Company measured at fair value on a recurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2026:
Securities
Debt Securities Available for Sale	$134,973	$-	$134,973	$-

As of December 31, 2025:
Securities
Debt Securities Available for Sale	$126,395	$-	$126,395	$-
Marketable Equities	9,172	9,172	-	-
Total Securities	$135,567	$9,172	$126,395	$-

There were no transfers of assets or liabilities into or out of Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended September 30, 2026 and 2025.

There were no liabilities measured at fair value on a recurring basis at September 30, 2026 or December 31, 2025.

Assets that the Company measured at fair value on a nonrecurring basis were as follows (In thousands):

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
Description	Total	Assets	Inputs	Inputs
As of September 30, 2026:
Individually Evaluated Loans	$17,623	$-	$-	$17,623
Loans Held for Sale	$67,556	$-	$67,556	$-

As of December 31, 2025:
Individually Evaluated Loans	$20,206	$-	$-	$20,206
Other real estate owned	$5,000	$-	$-	$5,000

The fair value of loans held for sale was based on prices received from active buyers. During the three months ended September 30, 2026, the Company transferred eighteen cannabis loans, five commercial real estate loans, and one commercial business loan to held for sale. The transferred loans had an aggregate carrying value of $100.9 million and an estimated fair value of $56.8 million. The loans included $28.2 million of nonaccrual loans. In connection with the transfer, the Company recorded a $44.2 million charge through the allowance for credit losses on loans.

During the three months ended June 30, 2026, the Company transferred one nonaccrual construction loan with a carrying value of $13.4 million and an estimated fair value of $10.8 million to held for sale. The Company recognized a $2.6 million loss on the transfer, which was recorded in non-interest expense.

Certain individually evaluated loans and other real estate owned (“OREO”) were adjusted to the fair value, less costs to sell, of the underlying collateral securing these loans resulting in losses. The losses on individually evaluated loans are not recorded directly as an adjustment to current earnings, but rather as a component in determining the allowance for credit losses. The loss on OREO is recorded as a component of non-interest income. Fair value was measured using appraised values of collateral and adjusted as necessary by management based on unobservable inputs for specific properties.

During the three months ended December 31, 2025, the Company recorded write-downs of $15.1 million related to an OREO property. This loss was the result of an updated appraisal, changes in market conditions, and management’s evaluation of estimated selling costs. The valuation adjustments were included in “Other real estate owned, net” within the Consolidated Statements of Operations. The property was subsequently sold during August 2026 and therefore was not included in OREO at September 30, 2026.

There were no liabilities measured at fair value at September 30, 2026 or December 31, 2025.

Note 10 – Fair Values of Financial Instruments (Continued)

The following tables present additional quantitative information as of September 30, 2026 and December 31, 2025 about assets measured at fair value on a nonrecurring basis and for which the Company has utilized adjusted Level 3 inputs to determine fair value. (Dollars in thousands):

Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
September 30, 2026:
Individually Evaluated Loans	$17,623	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%

	Fair Value	Valuation	Unobservable
	Estimate	Techniques	Input	Range
December 31, 2025:
Individually Evaluated Loans	$20,206	Appraisal of collateral (1)	Appraisal adjustments (2)	0%-10%
Other real estate owned	$5,000	Appraisal of collateral (1)	Appraisal adjustments (2)	5%

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

The following information should not be interpreted as an estimate of the fair value of the entire Company since a fair value calculation is only provided for a limited portion of the Company’s assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company’s disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of the Company’s financial instruments as of September 30, 2026 and December 31, 2025.

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

Individually Evaluated Loans (Generally Carried at Fair Value)

Individually evaluated loans are those for which the Company has measured and recorded credit losses based on the fair value of the loan’s collateral, less estimated costs to sell. Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value at September 30, 2026 and December 31, 2025 consisted of the loan balances of $22.2 million, net of an allowance for credit losses of $4.6 million, and $26.8 million net of an allowance for credit losses of $6.6 million, respectively.

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

Deposits (Carried at Cost)

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Note 10 – Fair Values of Financial Instruments (Continued)

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

The carrying values and estimated fair values of financial instruments were as follows as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$500,313	$500,313	$500,313	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	134,973	134,973	-	134,973	-
Loans held for sale	67,556	67,556	-	67,556	-
Loans receivable, net	2,179,697	2,101,906	-	-	2,101,906
FHLB of New York stock, at cost	7,911	7,911	-	7,911	-
Accrued interest receivable	13,625	13,625	-	13,625	-

Financial liabilities:
Deposits	2,609,146	2,607,363	1,736,111	871,252	-
Debt	100,000	100,112	-	100,112	-
Subordinated debentures	43,397	37,687	-	37,687	-
Accrued interest payable	2,829	2,829	-	2,829	-

	As of December 31, 2025

			Quoted Prices in Active	Significant	Significant
	Carrying		Markets for Identical Assets	Other Observable Inputs	Unobservable Inputs
	Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

	(In Thousands)
Financial assets:
Cash and cash equivalents	$276,584	$276,584	$276,584	$-	$-
Interest-earning time deposits	735	735	-	735	-
Debt securities available-for-sale	126,395	126,395	-	126,395	-
Equity investments	9,172	9,172	9,172	-	-
Loans receivable, net	2,691,091	2,643,200	-	-	2,643,200
FHLB of New York stock, at cost	14,176	14,176	-	14,176	-
Accrued interest receivable	13,834	13,834	-	13,834	-

Financial liabilities:
Deposits	2,673,573	2,674,494	1,702,109	972,385	-
Debt	235,000	236,514	-	236,514	-
Subordinated debentures	43,210	40,034	-	40,034	-
Accrued interest payable	4,056	4,056	-	4,056	-

Note 11 – Subordinated debt

On August 29, 2024, the Company issued $40 million of fixed-to-floating subordinated debentures (the “New Notes”) in a private placement to certain qualified institutional investors. The New Notes have a 10-year term and bear interest at a fixed rate of 9.250% for the first five years of the term. The fixed interest rate is payable semiannually for the first five years and will be reset quarterly thereafter to the then-current three-month Secured Overnight Financing Rate (“SOFR”) plus 582 basis points. The New Notes qualify as Tier 2 capital for the Company for regulatory purposes, when applicable, and the portion of the net proceeds that the Company contributed to the Bank qualify as Tier 1 capital for the Bank. The New Notes constitute an unsecured and subordinated obligation of the Company and rank junior in right of payment to any senior indebtedness and obligations to general and secured creditors. The Company used the net proceeds from the offering to repurchase $33.5 million of subordinated debt issued on July 30, 2018 (the “Old Notes”), with the remainder of the net proceeds down streamed to the Bank for general corporate purposes. Subordinated debt included associated deferred costs of $726,000 at September 30, 2026.

The Company also has $4.1 million of mandatory redeemable trust preferred securities. The interest rate on these floating rate junior subordinated debentures adjusts quarterly and had been equal to the three-month LIBOR plus 2.65%. They mature on June 17, 2034.

In accordance with the Adjustable Interest Rate Act (the “LIBOR Act”) and the regulation issued by the Board of Governors of the Federal Reserve System implementing the LIBOR Act, the Company has selected the three-month Chicago Mercantile Exchange (“CME”) Term SOFR as the applicable successor rate for the trust preferred securities. The calculation of the amount of interest payable, based on the three-month CME Term SOFR, will also include the applicable tenor spread adjustment of 0.26161% per annum as specified in the LIBOR Act. At September 30, 2026, the interest rate for the trust preferred securities was 6.892%.

Note 12 – Lease Obligations

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

The Company has elected not to recognize a lease liability and a right of use asset for leases with a lease term of 12 or fewer months.

The following tables present certain information related to the Company’s leases (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease expense	$994	$934	$2,942	$2,827
Variable lease expense-operating leases	$295	$284	$898	$853

	At September 30, 2026	At December 31, 2025
Supplemental balance sheet information related to leases:
Operating Leases
Operating lease right-of-use assets	$10,172	$10,660

Current liabilities	$920	$3,314
Operating lease liabilities (noncurrent portion)	10,635	8,835
Imputed interest	(911)	(1,009)
Total operating lease liabilities	$10,644	$11,140

The weighted average remaining lease term for operating leases at September 30, 2026 and December 31, 2025 was 4.25 years and 4.64 years, respectively. The weighted average discount rate for operating leases at September 30, 2026 and December 31, 2025 was 3.72 percent and 3.55 percent, respectively.

The following table summarizes the Company’s maturity of lease obligations for operating leases at September 30, 2026 and December 31, 2025 (in thousands):

Maturities of lease liabilities:
	At September 30, 2026	At December 31, 2025
	Operating Leases	Operating Leases
One year or less	$920	$3,314
Over one year through three years	5,885	4,993
Over three years through five years	2,956	2,250
Over five years	1,794	1,592
Gross operating lease liabilities	$11,555	$12,149
Imputed interest	(911)	(1,009)
Total operating lease liabilities	$10,644	$11,140

Note 13– Income Taxes

Due to our cumulative losses over the last three years, ASC 740-10-30-5(e) requires us to evaluate available positive and negative evidence in determining whether deferred tax assets are expected to be realized. As of September 30, 2026, the Company considered, among other factors, its recent operating results, cumulative losses in recent periods, forecasts of future taxable income, and tax planning strategies. During 2025 and 2026, the Company incurred significant losses associated with the credit quality, the sale of certain loans at a loss and the fair value adjustment of loans transferred to held for sale. Based on management assessment performed in September 2026, it was determined that a full valuation allowance was appropriate against the Company’s deferred tax assets. For the nine months ended September 30, 2026 the Company recorded income tax expense of $21.7 million for the initial recognition of the full valuation allowance. Once the Company begins generating profits, we will re-evaluate whether a full valuation allowance remains appropriate or if the allowance should be reduced.

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

The most significant factors that could cause future results to differ materially from those anticipated by our forward-looking statements include the global impact of the United States military conflict with Iran, the periodic Federal budget and funding stalemates in Congress, the ongoing impact of global tariffs imposed by the Trump administration, higher inflation levels, changes in market interest rates and general economic concerns, all of which could impact our customers’ businesses and the economy and could cause increased loan delinquencies, a reduction in financial transactions and business activities, including decreased deposits and reduced loan originations. Also significant are our ability to manage liquidity and capital in a rapidly changing and unpredictable market and our level of non-performing assets and the costs associated with resolving any problem loans including litigation and other costs. Other factors that could cause future results to vary materially from current management expectations as reflected in our forward-looking statements include, but are not limited to:

•the global economic trends and geopolitical risks, including the ongoing conflicts in the Middle East, and changes in the rate of investment or economic growth, including as a result of sanctions, tariffs or other measures;

•unfavorable economic conditions in the United States generally and particularly in our primary market area and those of our customers, including the periodic Federal budget and funding stalemates in the U.S. Congress;

•the impact of changes in interest rates and the credit quality and strength of underlying collateral;

•the credit risk associated with our loan portfolio;

•supply chain disruptions and labor shortages;

•the impact of any future pandemics or other natural disasters;

•the Company’s ability to effectively attract and deploy deposits;

•changes in the Company’s corporate strategies, the composition of its assets, or the way in which it funds those assets;

•the Company’s ability to complete the sale of its remaining loans held for sale;

•the planned sale of the Company’s cannabis business, which may not be completed in accordance with expected plans or the currently contemplated timeline, or at all, and may be disruptive to the Company and/or reduce the Company’s profitability in future periods;

•our ability to complete our proposed reincorporation from New Jersey to Delaware, including our ability to receive shareholder approval of the proposed reincorporation, and our ability to realize the anticipated benefits of the proposed reincorporation;

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

•legislative and regulatory changes, including but not limited to, increases in FDIC insurance rates;

•monetary and fiscal policies of the federal and state governments, including changes in government priorities or budgets;

•changes in tax policies, rates and regulations of federal, state and local tax authorities;

•demands for our loan products;

•demand for financial services;

•competition;

•changes in the securities or secondary loan markets;

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

•changes in accounting principles and guidelines;

•other economic, competitive, governmental, regulatory, geopolitical and technological factors affecting our operations, pricing and services; and

•other factors discussed elsewhere in this report, including under “Risk Factors” in Part II, Item 1A.

You should not place undue reliance on these forward-looking statements, which reflect our expectations only as of the date of this Form 10-Q. We do not assume any obligation to revise forward-looking statements except as may be required by law.

Overview

BCB Bancorp, Inc. is a New Jersey corporation and is the holding company parent of BCB Community Bank, or the Bank. The Company has not engaged in any significant business activity other than owning all of the outstanding common stock of the Bank. Our executive office is located at 104-110 Avenue C, Bayonne, New Jersey 07002. At September 30, 2026, we had $3.021 billion in consolidated assets, $2.609 billion in deposits and $246.1 million in consolidated stockholders’ equity.

The Bank opened for business on November 1, 2000, as Bayonne Community Bank, a New Jersey chartered commercial bank. The Bank changed its name from Bayonne Community Bank to BCB Community Bank in April 2007. At September 30, 2026, the Bank operated twenty-two branches in Bayonne, Edison, Jersey City, Hoboken, Fairfield, Holmdel, Lyndhurst, Maplewood, Monroe Township, Newark, Plainsboro, River Edge, Rutherford, South Orange, Union, and Woodbridge, New Jersey, as well as three branches in Staten Island and one in Hicksville, New York, and through executive offices located at 104-110 Avenue C and an administrative office located at 591-595 Avenue C, Bayonne, New Jersey 07002. The Bank’s deposit accounts are insured by the FDIC, and the Bank is a member of the Federal Home Loan Bank (“FHLB”) System.

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

Executive Summary of Third Quarter Performance

During the third quarter of 2026, the Company executed several strategic initiatives designed to strengthen capital, improve asset quality, and enhance governance. The Company completed a $98.0 million underwritten public equity offering, which generated $91.4 million of net proceeds, and maintained well-capitalized regulatory capital levels throughout the quarter. The offering consisted of 12,650,000 shares of the Company’s common stock, including the full exercise of the underwriter’s option to purchase 1,650,000 additional shares, at a public offering price of $7.75 per share. The Company intends to use the net proceeds of this offering of common stock for general corporate purposes, including maintaining liquidity, funding working capital needs, supporting Bank capital including in connection with the expected disposition of identified potential problem loans, reducing debt, and maintaining the Company’s capital and liquidity ratios, and the capital and liquidity ratios of the Bank, at acceptable levels. Approximately $20 million of the proceeds was retained at the holding company, significantly enhancing holding company liquidity. At September 30, 2026, the Bank’s leverage capital ratio was 9.0 percent and the Company’s consolidated leverage capital ratio was 8.4 percent.

The Company completed a comprehensive re-evaluation of its credit portfolios in the third quarter of 2026, including its commercial and multifamily real estate portfolios, with the assistance of independent consultants, as part of its broader effort to strengthen the balance sheet and position the franchise for long-term success. The results of these evaluations have been reflected in the Company’s loan loss reserving decisions for the third quarter and resulted in an increase in the allowance for credit losses to address losses embedded in the portfolios.

During the third quarter of 2026, the Bank completed a series of loan sales totaling $204.3 million of problem loans, the majority of which were risk-rated criticized or classified under the Bank’s internal risk rating system reflecting the results of the re-evaluation of the credit portfolio. The sold portfolio included commercial and multifamily real estate loans with an aggregate unpaid principal balance of approximately $179.7 million, commercial and industrial loans of approximately $14.6 million, and construction loans of approximately $10.0 million, resulting in a $42.3 million charge-off to the allowance for credit losses on loans. The Bank also transferred $70.2 million of cannabis loans, $29.8 million of commercial real estate loans, and $874 thousand of commercial and industrial loans to held-for-sale status and recorded a related $44.2 million charge-off to the allowance for credit losses on these loans to reflect these loans on the balance sheet at the lower of their cost or fair market value, given their held-for-sale status.

As of September 30, 2026, the Company had total consolidated assets of $3.021 billion, a decrease of $258.4 million, or 7.9 percent, from $3.279 billion at December 31, 2025, total consolidated deposits of $2.609 billion, a decrease of $64.4 million, or 2.4 percent, from December 31, 2025, and total consolidated stockholders’ equity of $246.1 million, compared to $304.3 million at December 31, 2025. The decrease in total assets was driven primarily by a decrease in net loans primarily due to loans sales, offset by an increase in cash from the sale proceeds and the capital raise.

Total special mention and substandard loans were $198.9 million at September 30, 2026, compared to $367.4 million at June 30, 2026. The allowance for credit losses on loans held for investment as a percentage of non-accrual loans was 313.4 percent at September 30, 2026, compared to 73.5 percent at June 30, 2026 and 40.4 percent at September 30, 2025, while total non-accrual loans held for investment were $22.4 million at September 30, 2026, $61.2 million at June 30, 2026, and $93.5 million at September 30, 2025.

The Company reported a net loss attributable to common stockholders of $132.5 million for the third quarter of 2026, compared to a net loss of $14.8 million in the second quarter of 2026, and net income of $3.8 million for the third quarter of 2025. The Company’s loss per diluted share for the third quarter was ($6.92) compared to a loss per diluted share of ($0.85) in the preceding quarter. The Company had earnings per share of $0.22 in the third quarter of 2025. The net loss for the third quarter of 2026 was primarily driven by a $115.0 million provision for credit losses and the $59.9 million in valuation allowance established against the Company’s deferred tax asset which is reflected in the calculation of our income tax provision for the quarter.

Recent Developments

The Company strengthened its Board oversight through the appointment of two independent directors and continued the reorganization of its executive leadership team to better align governance, accountability, and strategic objectives. On October 7, 2026, the Company announced the appointment of Steven E. Gallotta and Denny Kim as independent directors of the Company and the Bank, and the appointment of Patricia M. Schaubeck as Executive Vice President, Chief Legal Officer and Corporate Secretary of the Company and the Bank, in connection with a reorganization of its legal department and executive leadership team.

In late October 2026, the Company announced a further reorganization of its executive team to better align the Bank’s leadership structure with its strategic priorities and the core experience and leadership strengths of these executives.

The Company’s Board of Directors has also approved a proposal to change the Company’s state of incorporation from New Jersey to Delaware, subject to shareholder approval and receipt of any applicable regulatory non-objection or approval and provision of certain regulatory notices, and the Company has called a special meeting of shareholders to be held on November 18, 2026, to consider the proposal.

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

Allowance for Credit Losses on Loans Receivable

The allowance for credit losses represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date. The measurement of expected credit losses is applicable to loans receivable and securities measured at amortized cost. It also applies to off-balance credit exposures such as loan commitments and unused lines of credit. The allowance is established through a provision for credit losses that is charged against income. The methodology for determining the allowance for credit losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses.

The allowance for credit losses is established based upon the Company’s current estimate of expected lifetime credit losses. Determining the appropriate allowance requires significant judgment and ongoing evaluation of the loan portfolio. The Company estimates credit losses on a collective basis for loans with similar risk characteristics using a quantitative model supplemented by qualitative factor adjustments. Management applies judgment in evaluating qualitative factors, including, but not limited to, economic uncertainty, competitive, legal, regulatory, and business conditions, changes in credit concentrations, trends in collateral values, changes in the nature, volume, and composition of the loan portfolio, the volume and severity of past due and adversely classified loans, changes in the experience and expertise of management and lending personnel, changes in lending policies, underwriting standards, collection practices, charge-off and recovery efforts, the effectiveness of the credit review function, changes in borrower financial condition, and environmental and industry-specific conditions affecting borrowers and geographic areas where the Company has concentrations of credit exposure. Loans that no longer share similar risk characteristics with any portfolio segment are individually evaluated and excluded from the collectively assessed pools. Management performs periodic sensitivity analyses using available economic forecasts to evaluate the adequacy of the allowance for credit losses under varying economic scenarios.

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

The Company has chosen to segment its portfolio consistent with the manner in which it manages credit risk. The Company calculates estimated credit losses for these loan segments using quantitative models and qualitative factors. Further information on loan segmentation and the credit loss estimation is included in Note 6 – Loans Receivable and Allowance for Credit Losses.

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

See further discussion of critical accounting estimate in Note 6 of this Form 10-Q and in Note 5 our Annual Report on Form 10-K for the year ended December 31, 2025.

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

See Note 9 – Goodwill and Other Intangible Assets of this Form 10-Q and Note 14 in our Annual Report on Form 10-K for additional information on the Company’s goodwill and intangibles.

Financial Condition

Total assets decreased by $258.4 million, or 7.9 percent, to $3.021 billion at September 30, 2026, from $3.279 billion at December 31, 2025. The decrease in total assets was mainly related to a decrease in net loans primarily due to our loan sales in the third quarter, offset by an increase in cash.

Total cash and cash equivalents increased by $223.8 million, or 80.9 percent, to $500.3 million at September 30, 2026, from $276.6 million at December 31, 2025. The increase in cash was primarily due to proceeds from the loan sales and from the equity capital raise executed in the third quarter.

Gross loans receivable held for investment decreased by $475.0 million, or 17.4 percent, to $2.252 billion at September 30, 2026, from $2.727 billion at December 31, 2025 due to the loan sales, the transfer of certain loans to held-for-sale, payoffs, paydowns and charge-offs. Total loan decreases during the period included decreases of $287.2 million in commercial and multifamily loans, $65.2 million in cannabis loans, $55.1 million in construction loans, $42.3 million in commercial business loans, $12.0 million in 1-4 family residential loans, $10.4 million in business express loans, and $2.8 million in home equity and consumer loans. The Bank had $67.6 million in loans held for sale at September 30, 2026.

The allowance for credit losses on loans increased $36.6 million to $70.3 million, or 313.4 percent of non-accruing loans and 3.12 percent of gross loans held for investment, at September 30, 2026, as compared to an allowance for credit losses on loans of $33.7 million, or 53.3 percent of non-accruing loans and 1.24 percent of gross loans held for investment, at December 31, 2025.

Total investment securities decreased by $594 thousand, or 0.4 percent, to $135.0 million at September 30, 2026, from $135.6 million at December 31, 2025, representing current year sales and paydowns, offset by current year purchases.

Deposits decreased by $64.4 million, or 2.4 percent, to $2.609 billion at September 30, 2026, from $2.674 billion at December 31, 2025. Brokered deposits, certificates of deposit accounts and savings accounts decreased $80.5 million, $18.0 million and $14.6 million, respectively, and were offset by increases in transaction accounts and money market accounts of $27.1 million and $21.5 million, respectively.

FHLB Advances decreased by $135.0 million to $100.0 million at September 30, 2026, from $235.0 million at December 31, 2025, due to maturities and paydowns. The weighted average interest rate of FHLB advances was 4.03 percent at September 30, 2026, and 4.53 percent at December 31, 2025. The weighted average maturity of FHLB advances as of September 30, 2026, was less than ninety days. The interest rate of the Company’s subordinated debt balances was 9.25 percent at September 30, 2026, and at December 31, 2025.

Stockholders’ equity decreased by $58.2 million, or 19.1 percent, to $246.1 million at September 30, 2026, from $304.3 million at December 31, 2025. The decline was primarily attributable to the Company’s year-to-date net loss, partially offset by proceeds from the aforementioned capital raise.

Asset Quality

The allowance for credit losses on loans of $70.3 million, as of September 30, 2026, increased by $25.3 million, or 56.2 percent, compared to June 30, 2026, and increased by $36.6 million, or 108.6 percent, compared to December 31, 2025. The $25.3 million increase from June 30, 2026 was primarily driven by higher reserves in the commercial and multifamily real estate portfolio following a comprehensive review conducted by the Bank’s lending and credit teams. The $36.6 million increase compared to December 31, 2025, was driven by a $136.7 million provision expense for the first nine months of 2026 that was partially offset by $100.2 million in net charge-offs. The allowance for credit losses was 152.4 percent of classified loans held for investment at September 30, 2026, compared to 28.0 percent of classified loans at June 30, 2026, and 17.9 percent of classified loans at December 31, 2025, respectively.

As part of its strategy to meaningfully de-risk the balance sheet, the Bank completed a series of loan sales totaling $204.3 million of problem loans, the majority of which were risk-rated criticized or classified under the Bank’s internal risk rating system. The sold portfolio included commercial and multifamily real estate loans with an aggregate unpaid principal balance of approximately $179.7 million, commercial and industrial loans of approximately $14.6 million, and construction loans of approximately $10.0 million, resulting in a $42.3 million charge-off to the allowance for credit losses on loans.

The Bank also transferred $70.2 million of cannabis loans, $29.8 million of commercial real estate loans, and $874 thousand of commercial and industrial loans to held-for-sale status and recorded a related $44.2 million charge-off to the allowance for credit losses on loans based on the lower of cost or market. Excluding loans sold or transferred to held-for-sale status, charge-offs were primarily attributable to $3.2 million in the commercial business portfolio and $1.0 million in the Business Express loan portfolio.

Management also completed a comprehensive review of the commercial and multifamily real estate portfolio, resulting in additional reserves for that segment. As a result of this evaluation, the Bank increased the allowance associated with the commercial and multifamily portfolio by $24.8 million. For reference and as presented in Note 6, $74.7 million of the $115.0 million of loan loss provision expense booked in the third quarter of 2026 was attributed to the build-up of loan loss reserves for the commercial and multifamily portfolio.

During the three months ended September 30, 2026, there were $90.9 million of charge-offs and $1.2 million of recoveries, compared to $17.5 million of charge-offs and $559,000 in recoveries for the three months ended September 30, 2025.

For the nine months ended September 30, 2026, there were $102.5 million of charge-offs and $2.3 million recoveries, compared to $27.7 million of charge-offs and $920,000 of recoveries for the nine months ended September 30, 2025.

Loans receivable classified as Substandard totaled $46.1 million at September 30, 2026, compared to $188.7 million at December 31, 2025, and $228.3 million at September 30, 2025. The decreases were primarily attributed to charge-offs pertaining to the aforementioned loan sales and transfer to held-for-sale, payoffs and paydowns, as well as upgrades in borrower risk ratings. The Bank’s ten largest loan relationships range in size from $26.1 million to $49.8 million, all of which were current as of September 30, 2026. There were two loans classified as substandard with unpaid principal balances over $5.0 million aggregating to $23.0 million with the largest being $15.1 million.

As of September 30, 2026, loans classified as substandard have specific reserves of $4.6 million.

Loans receivable classified as Special Mention totaled $152.7 million at September 30, 2026, compared to $170.8 million at December 31, 2025, and $220.8 million at September 30, 2025.

Total Substandard and Special Mention loans were $198.9 million, or 8.84 percent of gross loans held for investment, at September 30, 2026, as compared to $359.5 million, or 13.19 percent of gross loans held for investment, at December 31, 2025.

The Bank had non-accrual loans totaling $22.4 million, or 1.0 percent of gross loans held for investment, at September 30, 2026, as compared to $63.3 million, or 2.32 percent of gross loans held for investment at December 31, 2025, and $93.5 million or 3.31 percent of gross loans held for investment at September 30, 2025. The year over year decrease was primarily due to the sale of $39.1 million held for investment non-accrual loans and the transfer of $28.2 million non-accrual loans to held-for-sale.

The allowance for credit losses on loans held for investment was 313.4 percent of non-accrual loans at September 30, 2026, compared to 53.3 percent of non-accrual loans at December 31, 2025, and 40.4 percent at September 30, 2025. The increase in coverage reflects the results of the Bank’s ongoing evaluation of its credit portfolio. Loans are generally returned to accrual status after six months of satisfactory loan payment performance and when management determines that full collection of principal and interest is reasonably assured.

Total loans receivable held for investment greater than 30 days past due were $52.2 million, or 2.32 percent of gross loans held for investment, at September 30, 2026, as compared to $99.1 million, or 3.64 percent of gross loans held for investment, at December 31, 2025, and $174.0 million, or 6.16 percent of gross loans held for investment at September 30, 2025.

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

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,589,769	$34,213	5.24%	$2,879,810	$38,278	5.27%
Investment securities	147,103	2,076	5.65%	134,419	1,957	5.82%
FHLB stock and other interest earnings-assets	225,546	2,086	3.67%	250,869	2,807	4.44%
Total interest-earning assets	2,962,418	38,375	5.14%	3,265,098	43,042	5.23%
Non-interest-earning assets	128,587			115,212
Total assets	$3,091,005			$3,380,310
Interest-bearing liabilities:
Interest-bearing demand accounts	$541,227	$2,254	1.65%	$504,860	$2,057	1.62%
Money market accounts	452,814	3,391	2.97%	432,922	3,551	3.25%
Savings accounts	230,980	97	0.17%	258,165	233	0.36%
Certificates of Deposit	880,015	7,864	3.55%	978,503	9,445	3.83%
Total interest-bearing deposits	2,105,036	13,606	2.56%	2,174,450	15,286	2.79%
Borrowed funds	150,494	2,170	5.72%	330,694	4,045	4.85%
Total interest-bearing liabilities	2,255,530	15,776	2.77%	2,505,144	19,331	3.06%
Non-interest-bearing liabilities	531,203			559,185
Total liabilities	2,786,733			3,064,329
Stockholders' equity	304,272			315,981
Total liabilities and stockholders' equity	$3,091,005			$3,380,310
Net interest income		$22,599			$23,711
Net interest rate spread (1)			2.37%			2.17%
Net interest margin (2)			3.03%			2.88%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

	Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)	Average Balance	Interest Earned/Paid	Average Yield/Rate (3)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (4) (5)	$2,652,538	$105,947	5.34%	$2,935,643	$115,855	5.28%
Investment securities	145,569	5,978	5.49%	128,570	5,308	5.52%
FHLB stock and other interest-earning assets	267,275	7,313	3.66%	273,678	9,252	4.52%
Total Interest-earning assets	3,065,382	119,238	5.20%	3,337,891	130,415	5.22%
Non-interest-earning assets	134,679			118,092
Total assets	$3,200,061			$3,455,983
Interest-bearing liabilities:
Interest-bearing demand accounts	$531,479	$6,419	1.61%	$531,311	$6,656	1.67%
Money market accounts	444,940	9,809	2.95%	415,214	9,954	3.21%
Savings accounts	236,812	345	0.19%	256,384	601	0.31%
Certificates of Deposit	927,913	24,722	3.56%	968,338	29,377	4.06%
Total interest-bearing deposits	2,141,144	41,295	2.58%	2,171,247	46,588	2.87%
Borrowed funds	218,906	9,162	5.60%	413,133	15,009	4.86%
Total interest-bearing liabilities	2,360,050	50,457	2.86%	2,584,380	61,597	3.19%
Non-interest-bearing liabilities	533,874			553,396
Total liabilities	2,893,924			3,137,776
Stockholders' equity	306,137			318,207
Total liabilities and stockholders' equity	$3,200,061			$3,455,983
Net interest income		$68,781			$68,818
Net interest rate spread (1)			2.34%			2.04%
Net interest margin (2)			3.00%			2.76%

(1)Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(2)Net interest margin represents net interest income divided by average total interest-earning assets.

(3)Annualized.

(4)Excludes allowance for credit losses.

(5)Includes non-accrual loans.

Results of Operations Comparison for the Three Months Ended September 30, 2026 and 2025

The Company reported a net loss of $132.5 million for the quarter ended September 30, 2026, compared to net income of $4.3 million for the quarter ended September 30, 2025. The net loss was primarily due to a $110.9 million increase in loan loss provisioning. The net loss also reflects a $21.9 million increase in tax provision, a $2.1 million increase in professional fees and a $1.6 million increase in salaries and employee benefits.

Net interest income decreased by $1.1 million, or 4.7 percent, to $22.6 million for the third quarter of 2026 from $23.7 million for the third quarter of 2025 reflecting the overall decline in the balance sheet offset in part by a modest improvement in our interest rate spread and net interest margin. The net interest margin was 3.03 percent for the third quarter of 2026 compared to 2.88 percent for the third quarter of 2025. The increase in the net interest margin compared to the third quarter of 2025 was the result of the decrease in the average cost of interest-bearing liabilities exceeding the decline in the average rate earned on earning assets.

Interest income decreased by $4.7 million, or 10.8 percent, to $38.4 million for the third quarter of 2026 from $43.0 million for the third quarter of 2025. The average balance of interest-earning assets decreased $302.7 million, or 9.3 percent, to $2.962 billion for the third quarter of 2026 from $3.265 billion for the third quarter of 2025. The average yield decreased 9 basis points to 5.14 percent for the third quarter of 2026 from 5.23 percent for the third quarter of 2025.

Interest expense decreased by $3.6 million to $15.8 million for the third quarter of 2026 from $19.3 million for the third quarter of 2025. The decrease resulted from a decrease in the average rate paid on interest-bearing liabilities of 29 basis points to 2.77 percent for the third quarter of 2026 from 3.06 percent for the third quarter of 2025, while the average balance of interest-bearing liabilities decreased by $249.6 million to $2.256 billion for the third quarter of 2026 from $2.505 billion for the third quarter of 2025.

The provision for credit losses was $115.0 million for the third quarter of 2026 compared to $4.1 million for the third quarter of 2025. The increase was primarily driven by elevated net charge-offs recognized during the quarter related to loan sale transactions and the transfer of loans to held-for-sale status, as well as higher loan loss reserves for the commercial and multifamily portfolio resulting from a detailed loan review. During the third quarter of 2026, the Company recognized $89.7 million in net charge-offs compared to $16.9 million in net charge-offs in the third quarter of 2025. The Bank had non-accrual loans totaling $22.4 million, or 1.00 percent of gross loans held for investment, at September 30, 2026, as compared to $63.3 million, or 2.32 percent of gross loans, at December 31, 2025. The allowance for credit losses on loans was $70.3 million, or 3.12 percent of gross loans, at September 30, 2026, and $33.7 million, or 1.24 percent of gross loans, at December 31, 2025. See “Asset Quality”.

Non-interest income increased by $2.4 million to $5.2 million for the third quarter of 2026, compared to $2.7 million for the third quarter of 2025. The increase in total non-interest income was primarily attributable to a $3.3 million gain on the sale of in the third quarter of the cannabis-related OREO, offset by a decrease in gains/losses on equity securities of $427 thousand. Service charges and fee income also declined by $305 thousand.

Non-interest expense increased by $5.2 million, or 31.6 percent, to $21.8 million for the third quarter of 2026 compared to $16.6 million for the third quarter of 2025. The increase was driven by professional fees, salaries and benefits and other expenses which increased $2.1 million, $1.6 million and $1.4 million, respectively. The increase in professional fees and other expenses can be attributed to the expenses associated with the aforementioned reincorporation in Delaware, additional corporate governance matters, and loan sales. The increase in salaries and benefits included $734 thousand in severance costs recognized during the period.

The income tax provision for the third quarter of 2026 was $23.5 million compared to $1.5 million for the third quarter of 2025. The substantial change was primarily attributable to a non-cash charge of $59.9 million related to the establishment of a full valuation allowance against the Company’s deferred tax assets. The valuation allowance reflects management’s assessment of the Company’s recent operating results including losses associated with loan sale activity and loans transferred to held-for-sale at the lower of cost or market.

Results of Operations Comparison for Nine Months Ended September 30, 2026 and 2025

Net loss for the first nine months of 2026 was $142.3 million compared to a net loss of $498 thousand for the first nine months of 2025. The Company’s loss per diluted share for the nine months ended September 30, 2026 was ($7.98) compared to a loss per diluted share of ($0.11) for the nine months ended September 30, 2025. The increased net loss was primarily attributable to the Bank recording $106.9 million more in loan loss provisioning and recording $13.0 million more in non-interest expense.

Net interest income was $68.8 million for each of the nine months ended September 30, 2026, and the nine months ended September 30, 2025. The 2026 nine-month period reflects the impact of the overall decline of the balance sheet offset by the benefit of the improvement in our interest rate spread and net interest margin. Net interest margin was 3.00 percent for the first nine months of 2026 compared to a net interest margin of 2.76 percent for the first nine months of 2025. The increase in the net interest margin compared to the prior period was the result of a decrease in the cost of the Company’s interest-bearing liabilities, by 33 basis points to 2.86 percent offset by a decrease in the rate earned on earning assets, by 2 basis points to 5.20 percent.

Net interest income for the first nine months of 2026 decreased $37 thousand, as interest income decreased by $11.2 million, or 8.6 percent, to $119.2 million compared to $130.4 million for the first nine months of 2025 and interest expense decreased $11.1 million to $50.5 million for the first nine months of 2026, compared to $61.6 million for the first nine months of 2025. The average balance of interest-earning assets decreased $272.5 million, or 8.2 percent, to $3.065 billion for the first nine months of 2026 compared to $3.338 billion for the first nine months of 2025. The average yield on interest-earning assets decreased 2 basis points to 5.20 percent for the first nine months of 2026 compared to 5.22 percent for the first nine months of 2025. The decline in average interest-earning assets was primarily due to a $283.1 million decrease in average loans, partially offset by a $17.0 million increase in average investment securities. The decrease in interest expense was driven by declines in interest expense on borrowings and deposits of $5.8 million and $5.3 million, respectively. Average borrowings decreased $194.2 million, while the average rate paid on borrowings increased by 74 basis points to 5.60 percent. Average deposits declined $30.1 million and the average rate paid on deposits declined 29 basis points to 2.58 percent.

The provision for credit losses for the first nine months of 2026 was $136.7 million compared to $29.8 million for the same period in 2025. Net charge-offs for the first nine months of 2026 were $100.2 million compared to $26.8 million for the same period in 2025. The higher provision primarily reflected elevated loan losses recognized during the year and increased reserves within the commercial and industrial and commercial and multifamily loan portfolios. Reserve levels were increased following detailed credit reviews conducted by the lending and credit teams, resulting in the allowance for commercial and industrial loans increasing from $6.7 million at December 31, 2025 to $16.0 million at September 30, 2026, and the allowance for commercial and multifamily loans increasing from $12.1 million to $38.7 million over the same period.

Non-interest income increased by $191 thousand to $6.8 million for the first nine months of 2026 compared to $6.6 million for the same period in 2025. The increase in total non-interest income was primarily attributable to a $3.3 million gain on the sale of OREO and $412 thousand more in income on Bank Owned Life Insurance (“BOLI”), partially offset by an increase in loss on sale of loans of $2.6 million and an increase in losses on equity securities of $545 thousand.

Non-interest expense increased by $13.0 million, or 27.9 percent, to $59.5 million for the first nine months of 2026 from $46.5 million for the same period in 2025. The increase was driven by a $5.3 million non-cash goodwill impairment charge and a $4.2 million increase in salaries and employee benefits expense. The increase in salaries and benefits included $1.5 million in severance costs recognized during the first nine months of the year. Professional fees, other expenses, advertising expenses and OREO expenses increased $1.8 million, $1.2 million, $417 thousand and $454 thousand, respectively. Partially offsetting these increases were decreases in director fees and regulatory assessments of $302 thousand and $277 thousand, respectively.

The income tax provision for the first nine months of 2026 was $21.7 million compared to an income tax benefit of $386 thousand for the same period in 2025. The substantial change was primarily attributable to a non-cash charge of $59.9 million related to the establishment of a full valuation allowance against the Company’s deferred tax assets. The valuation allowance reflects management’s assessment of the Company’s recent operating results including losses associated with loan sale activity and loans transferred to held-for-sale at the lower of cost or market.

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

During the nine months ended September 30, 2026, the Company’s liquidity was principally affected by the loan sales completed in the third quarter, the Company’s September 2026 public offering of common stock, and decreases in deposits and borrowings. In the third quarter, the Bank sold $204.3 million of problem loans and transferred $100.9 million of loans to held-for-sale status, and loans held for sale totaled $67.6 million at September 30, 2026.

Cash and cash equivalents increased $223.8 million, or 80.9 percent, to $500.3 million at September 30, 2026, from $276.6 million at December 31, 2025. The increase in cash was primarily due to proceeds from the loan sales and from the equity capital raise executed in the third quarter. Deposits decreased $64.4 million, or 2.4 percent, to $2.609 billion at September 30, 2026, from $2.674 billion at December 31, 2025, with brokered deposits decreasing $80.5 million. FHLB advances decreased by $135.0 million to $100.0 million at September 30, 2026, from $235.0 million at December 31, 2025, due to maturities and paydowns. The Company’s September 2026 public offering generated $91.4 million of net proceeds, and approximately $20 million of the proceeds was retained at the holding company. In June 2026, the Company suspended the payment of dividends on its common and preferred stock; cash dividends paid during the nine months ended September 30, 2026 were $2.7 million on common stock and $0.5 million on preferred stock. The Company’s Dividend Reinvestment and Stock Purchase Plan was also suspended effective August 6, 2026.

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

At September 30, 2026 and December 31, 2025, the Company had no overnight borrowings outstanding with the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total outstanding borrowings of $143.4 million at September 30, 2026 as compared to $278.2 million at December 31, 2025.

At September 30, 2026, the Company had the ability to obtain additional funding of $509.3 million from the FHLB and $184.3 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. The Company expects to have sufficient funds available to meet current loan commitments in the normal course of business through typical sources of liquidity. Time deposits scheduled to mature in one year or less totaled $862.7 million at September 30, 2026. Based upon historical experience data, management estimates that a significant portion of such deposits will remain with the Company.

The Company’s recurring cash requirements at the holding company level primarily consist of interest expense on subordinated debentures. At September 30, 2026, the Company had $40.0 million of subordinated debentures outstanding and $4.1 million of trust preferred securities. Holding company cash needs are routinely satisfied by dividends collected from the Bank, and the Bank’s ability to pay dividends to the Company is subject to New Jersey banking law. Approximately $20 million of the proceeds from the September 2026 public offering was retained at the holding company, significantly enhancing holding company liquidity.

Management believes the Company was well-positioned with adequate levels of cash and liquid assets as of September 30, 2026 and a significant amount of available borrowing capacity with FHLB and Federal Reserve Bank Discount Window to fund ongoing bank operations.

Subordinated Debentures

The Company has subordinated debentures outstanding, whose aggregate principal totaled $40.0 million at September 30, 2026. Refer to Note 11 of the Notes to Unaudited Consolidated Financial Statements for additional details on the outstanding subordinated debentures.

The Company also has $4.1 million of mandatory redeemable trust preferred securities outstanding. Effective September 18, 2023, the interest rate on these floating rate junior subordinated debentures adjusts quarterly based on the three-month CME Term SOFR, as adjusted by the spread adjustment of 0.26161%, plus 2.650%. The rate paid as of September 30, 2026 and 2025 was 6.892% and 6.935%, respectively. The trust preferred debenture became callable, at the Company’s option, on June 17, 2009, and quarterly thereafter. They mature on June 17, 2034.

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

The federal banking agencies’ regulations provide for an optional simplified measure of capital adequacy for qualifying community banking organizations (that is, the “CBLR” framework), as implemented pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018. The CBLR framework is designed to reduce the burden of the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 capital to average total consolidated assets (leverage) ratio of greater than 8.0% (lowered from 9.0% effective July 1, 2026) , (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposure and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the capital ratio requirements for the well capitalized capital category under applicable prompt corrective action regulations and will not be required to report or calculate risk-based capital under generally applicable capital adequacy requirements. Failure to meet the qualifying criteria within the grace period of four reporting periods, or to maintain a leverage ratio of 8.0% or greater, at all times, would require the institution to comply with the generally applicable capital adequacy requirements. An eligible banking organization can opt out of the CBLR framework and revert to compliance with general capital adequacy requirements and capital measurements under prompt corrective action regulations without restriction.

The Company and the Bank have determined the organization is a qualifying banking organization and the Bank has opted into the CBLR framework as of September 30, 2026. Such institutions meeting that requirement may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. Such institutions that meet the CBLR and certain other qualifying criteria will automatically be deemed to be well-capitalized.

At September 30, 2026 and December 31, 2025, the Bank exceeded all of its regulatory capital requirements. The following table sets forth the regulatory capital ratios for the Bank as well as regulatory capital requirements for the periods presented.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Prompt Corrective Action
	Dollars in Thousands
As of September 30, 2026:
Bank
Community Bank Leverage Ratio	$307,496	8.99%	$273,634	8.00%	N/A

As of December 31, 2025:
Bank
Community Bank Leverage Ratio	$344,067	10.39%	$298,037	9.00%	N/A

The following table sets forth the regulatory capital ratios for the Company as well as the regulatory requirements for September 30, 2026 and December 31, 2025. The Company elected to utilize the CBLR framework effective September 30, 2026. Therefore, September 30, 2026 capital ratios are presented under the CBLR framework, while December 31, 2025 capital ratios are presented under the traditional risk-based capital framework.

	Actual		For Capital Adequacy Purposes		For Well Capitalized Under Federal Reserve Board Regulations
	Dollars in Thousands
As of September 30, 2026:
Bancorp
Community Bank Leverage Ratio	$327,717	8.36%	$313,605	8.00%	N/A

As of December 31, 2025:
Bancorp
Total Capital (To Risk-Weighted Assets)	$377,318	13.43%	$224,761	8.00%	$280,952	10.00%
Tier 1 Capital (to Risk-Weighted Assets)	304,541	10.84	168,565	6.00	168,565	6.00
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	275,174	9.79	126,484	4.50	-	-
Tier 1 Capital (to adjusted total assets)	304,541	9.20	132,409	4.00	-	-

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

Quantitative Analysis. The following table presents the Company’s net portfolio value (“NPV”). These calculations were based upon assumptions believed to be fundamentally sound, although they may vary from assumptions utilized by other financial institutions. The information set forth below is based on data that included all financial instruments as of September 30, 2026. Assumptions have been made by the Company relating to interest rates, loan prepayment rates, core deposit duration, and the market values of certain assets and liabilities under the various interest rate scenarios. Actual maturity dates were used for fixed rate loans and certificate accounts. Investment securities were scheduled at either the maturity date or the next scheduled call date based upon management’s judgment of whether the particular security would be called in the current interest rate environment and under assumed interest rate scenarios. Variable rate loans were scheduled as of their next scheduled interest rate repricing date. The NPV at “PAR” represents the difference between the Company’s estimated value of assets and estimated value of liabilities assuming no change in interest rates. The NPV for an increase of 200 to 300 basis points has been excluded since it would not be meaningful in the interest rate environment as of September 30, 2026. The following sets forth the Company’s NPV as of September 30, 2026.

				NPV as a % of Assets
Change in calculation	Net Portfolio Value	$ Change from PAR	% Change from PAR	NPV Ratio	Change
(Dollars in Thousands)
+200bp	$380,270	$(24,875)	(6.14)%	13.32%	(0.44)%
+100bp	394,441	(10,704)	(2.64)%	13.60%	(0.15)
PAR	405,146	-	-	13.76	-
-100bp	408,096	2,950	0.73	13.64	(0.11)
-200bp	404,861	(285)	(0.07)	13.32	(0.43)

____________

bps-basis point

The table above indicates that at September 30, 2026, in the event of a 100-basis point decrease in interest rates, we would experience a 0.11 percent decrease in NPV, as compared to a 0.01 percent increase at December 31, 2025.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of business. As of September 30, 2026, we were not involved in any material legal proceedings the outcome of which, if determined in a manner adverse to the Company, would have a material adverse effect on our financial condition or results of operations.

ITEM 1.A. RISK FACTORS

Please see below for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations.

Risks Related to the Company’s Common Stock

In June 2026, we suspended paying dividends on our common stock and preferred stock and will need to return to profitability before we can consider reinstating dividends.

Our board of directors has approved the suspension of the payment of common and preferred stock dividends. This action followed incurring a net loss for 2025 and for the first nine months of 2026. Future dividends, if any, will substantially depend upon our future earnings and financial condition, liquidity and capital requirements, regulatory and state law restrictions, general economic conditions and regulatory climate and other factors deemed relevant by our board of directors. We can provide no assurance as to when, or whether, we will resume the payment of dividends, and there is no guarantee as to the amount or level of any dividend we may declare if and when payments resume. The continued suspension of dividends could adversely affect the market price of our common stock and may make it more difficult to raise capital on favorable terms, and there can be no assurance that the suspension will be sufficient to preserve adequate liquidity at the holding company level if adverse conditions continue or worsen.

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

Under New Jersey law, the Company may not make a distribution, if, after giving effect to the distribution, it would be unable to pay its debts as they become due in the usual course of business or if its total assets would be less than its liabilities. If our proposed reincorporation from New Jersey to Delaware is approved by our shareholders, the Company’s ability to pay dividends will be subject to the restrictions of the Delaware General Corporation Law. It is also the policy of the Federal Reserve that a bank holding company generally may only pay dividends on common stock out of net income available to common stockholders over the past twelve months and only if the prospective rate of earnings retention appears consistent with a bank holding company’s capital needs, asset quality, and overall financial condition. A bank holding company also should not maintain a dividend level that places undue pressure on the capital of such institution’s subsidiaries, or that may undermine the bank holding company’s ability to serve as a source of strength for such subsidiaries.

Our common stock is not heavily traded, and the stock price may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Market under the symbol “BCBP.” Certain brokers currently make a market in the common stock, but such transactions are infrequent and the volume of shares traded is relatively small. Management cannot predict whether these or other brokers will continue to make a market in our common stock. Prices on stock that is not heavily traded, such as our common stock, can be more volatile than heavily traded stock. Factors such as our financial results, the introduction of new products and services by us or our competitors, publicity regarding the banking industry, inflation, changing interest rates, and various other factors affecting the banking industry may have a significant impact on the market price of the shares of the common stock. Management cannot predict the extent to which an active public market for our common stock will develop or be sustained in the future. Accordingly, stockholders may not be able to sell their shares of our common stock at the volumes, prices, or times that they desire.

Our common stock is subordinate to our existing and future preferred stock in the payment of dividends and liquidation and subordinate to our current and future indebtedness.

As of the date of this Quarterly Report on Form 10-Q, we had outstanding 2,548 shares of our Series J 8.0% and Series K 6.0% Noncumulative Perpetual Preferred Stock. These shares have rights that are senior to our common stock. Holders of our preferred stock are entitled to receive discretionary, non-cumulative dividends, payable quarterly. The dividend rate is fixed at 8.0% for our Series J preferred stock and at 6.0% for our Series K preferred stock.

Payments on the preferred stock as described in the paragraph above, if any, are to be made before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of our preferred stock must be satisfied in full before any distributions can be made to the holders of our common stock.

Additionally, our board of directors has the authority to issue an aggregate of up to 10,000,000 shares of preferred stock, and to determine the terms of each issue of preferred stock, without stockholder approval. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. Because our decision to issue preferred equity securities in the future will depend on market conditions and other factors beyond our control, the amount, timing, nature or success of our future capital raising efforts is uncertain. Thus, holders of our common stock bear the risk that our future issuances of preferred equity securities will negatively affect the market price of our common stock.

In addition, our common stock will rank junior to all existing and future indebtedness and other non-equity claims. At September 30, 2026, the Company had $40.0 million of subordinated debentures and $4.1 million of junior subordinated debentures outstanding.

Our operations may require us to raise additional capital, which may result in dilution to our then-existing stockholders and may not be available when it is needed, or at all.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. We can offer no assurance that our capital resources following our September 2026 public offering will be adequate to satisfy our capital requirements for the foreseeable future. Accordingly, we may need to raise additional capital by issuing securities. The issuance of additional equity capital could be dilutive to the interests of our then-existing stockholders.

Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we may be unable to raise additional capital, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, we may be unable to comply with regulatory capital requirements, which could cause our federal and state regulators to restrict our operations. Our inability to raise additional capital when needed could have a material adverse effect on our business, financial condition and results of operations.

We may issue additional equity securities, or engage in other transactions which could dilute our book value or affect the priority of our common stock, which may adversely affect the market price of our common stock.

Our board of directors may determine from time to time that we need to raise additional capital by issuing additional shares of our common stock, preferred stock or other securities. We are generally not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors, some of which are beyond our control, we cannot predict or estimate the amount, timing, or nature of any future offerings, or the prices at which such offerings may be effected. Such offerings could be dilutive to holders of our common stock.

Our board of directors is also authorized to issue preferred shares in one or more series and to fix their designations, powers, preferences, privileges, and relative participating, optional or special rights and the qualifications, limitations or restrictions, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. New investors may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current holders of our common stock. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

Anti-takeover provisions could negatively impact our stockholders.

Certain provisions of our restated certificate of incorporation and by-laws and federal banking laws, including regulatory approval requirements, may discourage, delay, limit, or prevent third parties from acquiring control of us or causing us to engage in change-of-control transactions, even if doing so would be perceived to be beneficial to our stockholders. Our certificate of incorporation and by-laws, for example:

•establish a classified board of directors so that not all members of our board of directors are elected at one time;

•provide that vacancies on our board of directors may be filled by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;

•specify that special meetings of our stockholders can be called only by our board of directors, the president, or the chairman of our board of directors;

•provide for the ability of stockholders to take action by written consent;

•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors; and

•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock.

Under New Jersey law, cumulative voting in the election of directors is not permitted unless a corporation’s certificate of incorporation provides for it. There is no cumulative voting in the election of our directors. The absence of cumulative voting means that the holders of a majority of our voting shares can elect all of the directors then standing for election and the holders of the remaining shares will not be able to elect any directors. In addition, under New Jersey law, we may not engage in a business combination with an interested stockholder – generally, a beneficial owner of 10% or more of our voting stock – for five years after the stakeholder became an interested stockholder, unless certain exemptions are met.

The Company’s Board of Directors has approved a proposal to change the Company’s state of incorporation from New Jersey to Delaware subject to shareholder approval, and the Company has called a special meeting of shareholders to be held on November 18, 2026 to consider the proposal. If the Company reincorporates to the state of Delaware, we will become subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. For example, Section 203 of the Delaware General Corporation Law, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner.

By discouraging third parties from seeking to obtain control of us in a tender offer, non-negotiated merger or other business combination, the combination of these provisions could adversely affect the market price of our common stock and, in turn, deprive our stockholders of an opportunity to sell their shares at a premium over prevailing market prices. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our board of directors.

An investment in our common stock is not an FDIC insured deposit and is subject to risk of loss.

An investment in our common stock is not a bank deposit and is not insured or guaranteed by the FDIC or any other government agency. An investment in our common stock is subject to investment risk, including the loss of your entire investment.

Risks Related to Credit

Our strategies for increasing liquidity and strengthening the balance sheet, including loan sales, will result in substantial losses and may not be successful.

As part of its strategy to meaningfully de-risk the balance sheet, during the third quarter of 2026, the Bank completed a series of loan sales totaling $204.3 million of problem loans, the majority of which were risk-rated criticized or classified under the Bank’s internal risk rating system, resulting in a $42.3 million charge-off to the allowance for credit losses on loans. The Bank also transferred $70.2 million of cannabis loans, $29.8 million of commercial real estate loans, and $874 thousand of commercial and industrial loans to held for sale. Loans held for sale are accounted for at the lower of amortized cost or fair value and, as a result, the Bank recorded a related $44.2 million charge-off to the allowance for credit losses on loans based on the lower of cost or market. The actions contributed to $115.0 million provision for credit losses and the net loss of $132.5 million that we recorded for the third quarter of 2026. At September 30, 2026, the Bank has $67.6 million in loans held for sale.

There can be no assurance that the Bank will be able to sell its loans held for sale on acceptable terms, within the expected time frame or at all, or that the final sales prices will be consistent with the estimated fair values at which such loans are currently carried. The Bank may also determine to sell additional loans in the future.

Third parties, including purchasers of sold loans or participations, government-sponsored enterprises, and other counterparties, may assert repurchase demands, indemnification claims, or other obligations arising from representations and warranties made by the Company in connection with loan sales or servicing agreements. The occurrence of such demands or claims in excess of established reserves could adversely affect the Company’s liquidity, financial condition, and results of operations.

Our comprehensive re-evaluation of our credit portfolios has identified and may continue to identify additional loan deterioration, which would adversely impact our financial condition, regulatory capital ratios and results of operations.

Since June 1, 2026, we have been engaged in a comprehensive re-evaluation of our credit portfolios with the assistance of independent consultants, as part of our effort to identify and address loan deterioration in our loan portfolio to assist us in strengthening the balance sheet and position the Bank for long-term success. The results of this re-evaluation including a comprehensive review of our commercial and multi-family real estate portfolio, have been reflected in the Company’s loan loss reserving decisions for the third quarter of 2026. As a result of this re-evaluation, during the third quarter of 2026, the Bank completed the loan sales and transfers of loans to held for sale described above under “—Our strategies for increasing liquidity and strengthening the balance sheet, including loan sales, have resulted in substantial losses and may not be successful,” and recorded a provision for credit losses of $115.0 million, of which $74.7 million related to the commercial and multi-family real estate portfolio. At September 30, 2026, the allowance for credit losses was $70.3 million.

We will continue to monitor the credit risk of our loan portfolios and may pursue various alternatives to strengthen the loans identified in this review or exit the relationships, which may include workouts and loan restructurings, such as potentially seeking additional collateral, interest rate adjustments, or additional loan sales. These efforts could result in higher than anticipated costs, adverse financial impacts, or the identification of additional problem loans or credit deterioration beyond what has already been reflected in our provision for credit losses and allowance for credit losses as of September 30, 2026. Any resulting increase to our allowance for credit losses would adversely affect our net income and could adversely affect our capital position.

A portion of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.

All loans we make are subject to written loan policies adopted by our board of directors and supervisory guidelines imposed by our regulators. Our loan policies are designed to reduce risks by requiring loan officers to take certain steps prior to closing, including documenting and perfecting liens on collateral and requiring proof of adequate insurance coverage.

As part of the Company’s internal loan portfolio re-evaluation that started in the second quarter of 2026 and was completed in the third quarter of 2026, we have discovered instances of past noncompliance with internal policies. Between 2021 and 2023, the Bank experienced accelerated loan origination growth, prompted in part by noncompliance with underwriting policies and resulting in a significant number of exceptions, including loans that may have exceeded certain internal size limits, debt service coverage targets, loan to value ratios and collateral requirements.

Loans that do not fully comply with our loan policies are known as “exceptions,” which we categorize as policy exceptions, financial statement exceptions, and document exceptions. Loans originated with exceptions may result in a higher number of delinquencies and defaults, which could have a material and adverse effect on our business, results of operations and financial condition. In addition, we may be subject to regulatory action by federal or state banking authorities if they believe the number of exceptions in our loan portfolio represents an unsafe or unsound banking practice under applicable law.

Our loan portfolio consists of a high percentage of loans secured by commercial and multi-family real estate loans. The concentration of our loan portfolio in these types of loans carries various risks, which could increase the potential for future losses.

At September 30, 2026, $1.75 billion, or 77.9 percent, of our loan portfolio consisted of commercial and multi-family real estate loans, excluding cannabis-related commercial real estate. We intend to continue to emphasize the origination of these types of loans in the future. The increased financial and credit risk associated with these types of loans are a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the types of business and collateral, the size of loan balances, the effects of nationwide and regional economic conditions on income-producing properties and businesses and the increased difficulty of evaluating and monitoring these types of loans.

These commercial real estate loans expose us to greater risk of nonpayment and loss than one- to four-family family residential mortgage loans because repayment of the loans often depends on the successful operation and income stream of the borrowers. Economic events, including decreases in office occupancy due to the shift to remote working environments or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow of the affected properties. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to one-to four-family residential loans. Accordingly, charge-offs on these loans may be larger on a per loan basis than those incurred with other loan portfolios. An unexpected adverse development on one or more of these types of loans can expose us to a significantly greater risk of loss compared to an adverse development with respect to a one-to four-family residential mortgage loan.

Additionally, the market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s loan portfolio. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then the Company may not be able to realize the full value of the collateral that the Company anticipated at the time of originating the loan, which could force the Company to take charge-offs or require the Company to increase the Company’s provision for credit losses, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. If we foreclose on these loans, our holding period for the collateral is also typically longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral.

As a result of the associated risks, banking regulators continue to give greater scrutiny to lenders with a high concentration of commercial real estate loans in their portfolios, such as us, and such lenders are expected to implement stricter underwriting standards, internal controls, risk management policies, and portfolio stress testing, as well as higher capital levels and loss allowances.

If we cannot effectively manage the risk associated with our high concentration of commercial real estate loans, our financial condition and results of operations may be adversely affected.

Our commercial real estate portfolio includes a subsection of cannabis related loans, which carry higher risk relative to other commercial real estate and commercial business loans, including the possibility of regulatory compliance costs.

In 2014, we implemented specialized deposit services intended for a limited number of state-licensed medical-use cannabis business customers. In 2022, the Bank expanded its cannabis-related business offerings to include lending on real estate and deposit services to state-licensed recreational cannabis businesses. The Bank is no longer originating new cannabis related loans and, during the third quarter of 2026, transferred $70.2 million of cannabis loans to held for sale in connection with its planned exit from the cannabis banking business. At September 30, 2026, the size of the cannabis related loan portfolio held for investment was $4.1 million, and the total loan loss reserve for the portfolio was $86 thousand. During the nine-month period ended September 30, 2026, the Company had $27.7 million in net charge offs related to cannabis related loans. During the third quarter of 2026, the Company completed the sale of its cannabis related OREO for a pre-tax gain of $3.3 million. During 2025, the Company experienced $12.8 million in net charge offs and $15.1 million in OREO expenses related to cannabis commercial real estate.

Cannabis related loans include commercial and multi-family, construction, and commercial business loans to borrowers involved in the cannabis industry, and have the risks inherent in such loan types discussed herein in addition to risk inherent in this industry. While medical use cannabis and recreational use businesses are legal in numerous states, including our primary markets of New Jersey and New York, such businesses are not legal at the federal level. In April 2026, the U.S. Department of Justice (“DOJ”) issued an order reclassifying cannabis subject to a state medical marijuana license and cannabis products approved by the U.S. Food and Drug Administration from Schedule I to Schedule III of the Controlled Substances Act of 1970 (“CSA”). The Drug Enforcement Administration, in response to an Executive Order issued by the Trump Administration, has also taken certain actions, including a formal rule proposal, aimed at a broader rescheduling of all marijuana. The outcome and timing of this rulemaking process, as well as other related actions, remains uncertain at this time. Marijuana outside the scope of the DOJ’s order, including adult-use recreational marijuana, remains a Schedule I drug under the CSA.

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

Our commercial business loan portfolio includes commercial business express loans, which carry higher risk relative to other commercial real estate and commercial business loans, and have generated elevated losses. The loan loss reserves established for the express loan portfolio may be insufficient to cover additional charge-offs. Any additional increases in charge-offs beyond the established reserves would adversely affect our net income.

The Bank originated commercial business express loans to support small business owners coming out of the COVID crisis. The portfolio consists of a large number of loans with a majority of the loans carrying a balance of $250,000 or lower. These loans were generally originated to provide businesses with expedited access to capital. As a result, the loans may involve characteristics that differ materially from the Bank’s traditional commercial business lending activities and may carry a higher risk profile relative to other commercial business loans. In many cases, these loans are unsecured and were underwritten using processes tailored to address borrowers’ immediate liquidity needs, which may not have involved the same level of financial analysis and ability-to-repay assessment typically applied to the Bank’s broader commercial business loan portfolio. Accordingly, this portfolio is subject to heightened repayment risk and may be more vulnerable to adverse economic or borrower-specific developments than the Bank’s traditional commercial business lending portfolio.

On September 30, 2026, the size of the business express loans portfolio was $64.5 million and the total loan loss reserves for the portfolio totaled $11.6 million. The significantly higher level of loan loss reserves established for business express loans reflect the higher losses experienced in the portfolio. During the nine-month period ended September 30, 2026, the Company experienced $2.5 million in net charge offs related to the business express portfolio. During 2025, the Company experienced $9.8 million in net charge offs. The elevated charge-offs experienced were driven by the deterioration experienced in the business express loans. The loan loss reserves established for the express loan portfolio may be insufficient to cover additional charge-offs. Any additional increases in charge-offs beyond the established reserves would adversely affect our net income.

The proposed sale of our cannabis business, if consummated, may materially and adversely affect our results of operations.

In the third quarter of 2026, the Bank commenced marketing for the potential sale of its business lines focused on cannabis related customers, including the sale of certain cannabis related loans having an aggregate unpaid principal balance of $69 million and deposits from cannabis related businesses with an aggregate principal balance of $70 million, in each case as of June 30, 2026. In connection with the planned exit from the cannabis banking business, the Bank transferred $70.2 million of cannabis loans to held for sale during the third quarter of 2026.

There can be no assurance that all or any portion of the Bank’s cannabis business will ultimately be sold or that any such sales will be completed during the year ending December 31, 2026, if at all. The Bank may also sell its cannabis business at a significant loss, which could adversely affect our financial condition and results of operations. Following any sale of our cannabis business, the absence of cannabis-related business activities going forward could also materially and adversely affect our future results of operations.

Our commercial business loan portfolio includes commercial and industrial (“C&I”) loans, which may expose our Company to greater financial and credit risk than other loans.

At September 30, 2026, $126.2 million, or 5.6 percent, of our loan portfolio consisted of C&I loans, which exposes us to increased credit risk. The credit risk associated with C&I loans is a result of several factors, including the concentration of principal in a limited number of loans and to borrowers in similar lines of business, the size of loan balances, the effects of general economic conditions on the demand for C&I products and services and income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans.

Repayment of C&I loans in some cases is dependent upon the successful operation of the related business or the development or sale of the related real estate. If the actual or potential cash flow from a business or property is reduced, the borrower’s ability to repay the loan may be impaired. Underwriting and portfolio management activities cannot completely eliminate all risks related to these loans. Any significant failure to pay on time or other significant default by our clients would materially and adversely affect us. In addition, if the Bank forecloses on the collateral securing C&I loans, the potential market for selling such collateral may be limited to persons already engaged in a similar business. That may result in the Bank recovering an amount for such collateral less than the amount of the loan or taking an extended time to liquidate such collateral.

Sustained economic downturns increase the risk of credit losses or charge-offs related to our commercial and industrial loans. It may therefore be necessary to increase the level of our allowance for credit losses because of the increased risk characteristics associated with these types of loans. Any such increase to our allowance for credit losses would adversely affect our earnings.

The asset quality of our loan portfolio may continue to deteriorate if the economy falters, resulting in a portion of our loans failing to perform in accordance with their terms. Under such circumstances, our financial condition will be adversely affected.

Financial risk, including continued inflation and the possibility of a recession, continues to affect economic conditions in the United States as a whole and in the markets that we serve. Our loan portfolio includes primarily secured real estate loans, demand for which may decrease and delinquencies of which may increase during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values, an increase in interest rates and a slowdown in housing.

At September 30, 2026, total substandard and special mention loans totaled $198.9 million, or 8.84 percent of gross loans held for investment, as compared to $367.4 million at June 30, 2026 and $359.5, or 13.19 percent of gross loans, at December 31, 2025. The Bank had non-accrual loans totaling $22.4 million, or 1.0 percent of gross loans held for investment, at September 30, 2026.

Should our local or regional economy weaken, we could experience higher delinquencies and nonperforming assets, including loan charge offs, as well as increases in nonaccrual loans and loan modifications, which would reduce our net income and result in losses to the Company.

Nonperforming assets adversely affect the Company’s net income in various ways. The Company does not record interest income on nonaccrual loans, which adversely affects its income and increases credit administration costs. When the Company receives collateral through foreclosures and similar proceedings, it is required to mark the related asset to the then fair market value of the collateral less estimated selling costs, which may, and often does, result in a loss. An increase in the level of nonperforming assets also increases the Company’s risk profile and may impact the capital levels regulators believe are appropriate in light of such risks.

The Company may use various techniques such as workouts, restructurings, and loan sales to manage problem assets. Increases in or negative adjustments in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect the Company’s business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and staff, which can be detrimental to the performance of their other responsibilities, including generation of new loans.

There can be no assurance that loans that we originated will not experience asset quality deterioration as a result of a downturn in the local or broader economy, which could adversely affect the Company’s results of operations and financial condition.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of their loans, and the collateral securing the payment of their loans may be insufficient to pay any remaining loan balance. We may experience significant credit losses, which could have a material adverse effect on our operating results. We maintain allowance for credit losses on loans and off-balance sheet exposures. The calculation of allowance for credit losses utilizes the use of econometric models that rely on various assumptions including but not limited to historical credit loss experience, economic forecasts, and expected future credit risks and trends. Additionally, Management relies on qualitative adjustments, as deemed necessary, to supplement the quantitative results generated by the models. Several factors including the possibility of a recession, inflation, global pandemics, natural disasters, changes in regulations, identification of additional loan downgrades and other factors that are within and outside of our control may require a material increase in the allowance for credit losses for both on balance sheet loans and off-balance sheet credit exposures. Any increase in the allowance for credit losses will negatively impact our net income, possibly capital, and may have an adverse impact on our business and results of operations.

Our failure to recognize the signs of a deteriorating credit or a portfolio segment early can contribute to credit losses. We can give you no assurance that our non-performing loans will not increase or that our non-performing or delinquent loans will not adversely affect our future performance.

In addition, federal and state regulators periodically review our allowance for credit losses and may require us to increase our allowance for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

Our loan portfolio is concentrated within certain industries and borrowing relationships.

Credit risk is primarily related to the risk that a borrower will not be able to repay some or all of its obligations to us. Concentrations of credit risk occur when the aggregate amount owed by one borrower, a group of related borrowers, or borrowers within the same or related markets, industries or groups, represent a relatively large percentage of the total capital or total credit extended by a bank. Although each loan in a concentration may be of sound quality, concentration risks represent a risk not present when the same loan amounts are extended to a more diversified group of borrowers. Loans concentrated in one borrower depend, to a large degree, upon the financial capability and character of the individual borrower. Loans made to a group of related borrowers can be susceptible to financial problems experienced by one or a few members of that group. Loans made to borrowers that are part of the same or related industries or groups, or that are located in the same market area, can all be adversely impacted with respect to their ability to repay some or all of their obligations when adverse conditions prevail in the broader economy generally, in the market specifically or even within just the respective industries or groups.

In addition to credit risks resulting from such concentrations, regulators could require that the Bank raise capital, diversify its loan portfolio, or limit further growth in such relationships or industries to mitigate such risks.

As of September 30, 2026, the Bank’s total exposure (including outstanding loans and commitments) to its ten largest borrower relationships represented in the aggregate $342.4 million of unpaid principal balance, or approximately 15.2% of the Bank’s loan portfolio, ranging from $29.0 million to $49.8 million of unpaid principal balance. The majority of these relationships are real estate secured. If one or more of these large relationships were to become non-performing, we would need to increase our allowance for credit losses and may incur increased charge-offs which could have a material adverse impact on our financial condition and results of operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset Quality” in this Quarterly Report on Form 10-Q for a summary of the Bank’s top ten relationship loans at September 30, 2026.

Operational Risks

The discontinuation of our residential lending program and temporary suspension of our commercial lending may materially and adversely affect our results of operations.

As previously disclosed, in June 2026 we ceased the origination of residential mortgage, home equity and consumer loans. We have decided to permanently suspend our residential lending program. We have also temporarily suspended the origination of new commercial loans pending the completion of the internal re-evaluation of our credit portfolio discussed elsewhere in this Quarterly Report on Form 10-Q. While the Bank will continue to evaluate and act on renewals and extension of loans currently in portfolio that approach maturity or extension dates, the resulting reduction in overall loan origination will serve to constrain balance sheet growth and result in some balance sheet reduction, which may adversely impact our interest income and therefore our results of operations.

A lack of liquidity could adversely affect our financial condition and results of operations and result in regulatory limits being placed on the Company.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, or in response to concerns about our asset quality, financial performance or reputation. At September 30, 2026, $862.7 million of our time deposits were scheduled to mature in one year or less, and there can be no assurance that these deposits will be renewed on favorable terms. If customers move money out of deposits such as money market and time deposit accounts, we will lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. We have in the past relied, and may in the future need to rely, on higher-cost brokered deposits and FHLB advances to fund our operations, and any reduction in our access to or increase in the cost of these funding sources could adversely affect our liquidity and results of operations.

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

Our other primary sources of funds are net growth in deposits (primarily retail), principal and interest payments on loans and investment securities, proceeds from the sale of originated loans, and FHLB and other borrowings. We also have access to unsecured overnight lines of credit and other collateralized borrowings from the Federal Reserve Bank Discount Window, the FHLB of New York, and other correspondent banks. At September 30, 2026, we had the ability to obtain additional funding of $509.3 million from the FHLB and $184.3 million from the Federal Reserve Bank Discount Window, utilizing unencumbered loan collateral. At September 30, 2026, we also had $500.3 million of consolidated cash and cash equivalents. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets, a downgrade or negative outlook in our credit quality metrics, or negative views and expectations about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the ability to sell loans as a result of a downturn in our markets or by one or more adverse regulatory actions against us. A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

In addition, our recurring cash requirements at the holding company level primarily consist of interest expense on subordinated debentures. At September 30, 2026, the Company had $40.0 million of subordinated debentures outstanding and $4.1 million of trust preferred securities. The Company’s ability to service this debt, and to meet its other obligations at the holding company level, depends on the amount of cash and liquidity available to the Company directly. At September 30, 2026, we had $500.3 million in cash and cash equivalents on a consolidated basis, and approximately $20 million of the net proceeds from our September 2026 public offering was retained at the holding company. Because the Company is a separate legal entity from the Bank, there can be no assurance that sufficient funds will be available to the Company to meet these obligations as they become due. Holding company cash needs are routinely satisfied by dividends collected from the Bank. While we expect that the holding company will continue to receive dividends from the Bank sufficient to satisfy holding company cash needs, in the event that the Bank has insufficient resources or is subject to legal or regulatory restrictions on the payment of dividends, the Bank may be unable to provide dividends or a sufficient level of dividends to the holding company. In that event, the holding company may have insufficient funds to satisfy its obligations as they become due, which in the case of the subordinated debentures would result in an event of default by the Company.

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

In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2026, approximately 91.6 percent of our total loans were secured by real estate. Adverse developments affecting commerce or real estate values in the local economies in our primary market areas could increase the credit risk associated with our loan portfolio. In addition, a significant percentage of our loans is to individuals and businesses in New Jersey. Our business customers may not have customer bases that are as diverse as businesses serving regional or national markets. Consequently, any decline in the economy of our market area could have an adverse impact on our revenues and financial condition. In particular, we may experience increased loan delinquencies, which could result in a higher provision for credit losses and increased charge-offs. Any sustained period of increased non-payment, delinquencies, foreclosures, or losses caused by adverse market or economic conditions in our market area could adversely affect the value of our assets, revenues, results of operations and financial condition.

We depend primarily on net interest income for our earnings rather than fee income.

Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For each of the nine-month periods ended September 30, 2026 and 2025, our net interest income was $68.8 million, and for the years ended December 31, 2025 and 2024, it was $93.0 million and $92.0 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

We may change our corporate strategies or underwriting and servicing practices, which may adversely affect our business.

We have changed, and may in the future change, certain aspects of our corporate strategies or any of our underwriting guidelines without notice to our stockholders. Any changes in strategy or our underwriting or servicing practices could affect our business in any number of ways, including impacting our customer base, product and service offerings, risk profile of our loan portfolios, and operational and regulatory compliance requirements. A change in our underwriting and servicing practices could also reduce our credit spread and increase our exposure to interest rate risk, default risk and liquidity risk. We may also decide to modify our strategy with respect to loan sales, including increasing the number of loans sold. We continue to evaluate our business strategies and underwriting and servicing practices and will continue to make changes to adapt to changing economic conditions, regulatory requirements and industry practices.

We face risks related to our operational, technological and organizational infrastructure.

Our ability to grow and compete, including to develop and deliver new products that meet the needs of our existing customers and attract new ones, is dependent on our ability to build or acquire the necessary operational and technological infrastructure and to manage the cost of that infrastructure as we expand. Our ability to run our business in compliance with applicable laws and regulations is also dependent on that infrastructure. Operational risk can manifest itself in many ways, including but not limited to errors related to failed or inadequate processes, faulty or disabled computer systems, fraud by employees or outside persons and exposure to external events, and we are dependent on our operational infrastructure to help manage these risks. In addition, we are heavily dependent on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial records and other systems. Any shortcomings in our technology systems subject us to risks of misconduct or errors by our employees that may go undetected.

We monitor our operational and technological capabilities and make modifications and improvements when we believe it will be cost effective and appropriate to do so. If we experience difficulties in any of these areas, fail to comply with banking regulations or keep up with increasingly sophisticated technologies, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Third-party vendors provide key components of our business infrastructure and our technology framework, such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully and monitor their performance in accordance with supervisory requirements, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense. These third-party vendors are also subject to the same cyber risks and other risks that we encounter.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. Cybercrime risks have increased due to the proliferation of new technologies, including Artificial Intelligence (“AI”), and the increased use of electronic and mobile banking activities. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data. In addition, because the techniques used to cause such security breaches change frequently and often are not recognized until launched against a target and may originate from less regulated and remote areas of the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. The ability of our customers to bank remotely, including through online and mobile devices, requires secure transmission of confidential information and increases the risk of data security breaches.

The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business, which could result in additional regulatory scrutiny, potential exposure to litigation, and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

We use AI in connection with our business and operations, which exposes us to inherent risks that may expose us to material harm.

Artificial Intelligence (“AI”) in the banking industry refers to the use of advanced algorithms, machine learning, and automation to enhance operational efficiency, improve customer experiences, strengthen security, and optimize financial decision-making. Banks leverage AI for fraud detection, risk assessment, predictive analytics, chatbots for customer service, personalized financial recommendations, and automated regulatory compliance. By analyzing vast amounts of data in real time, AI helps institutions reduce costs, mitigate risks, detect anomalies, and deliver more efficient and secure banking services.

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

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks.

Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries and the ability to engage in transactions across multiple jurisdictions are appealing to certain consumers, notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers—which, at present, are not subject to the same level of extensive regulation as banking organizations and other financial institutions—have become active competitors for our customers’ banking business. In July 2025, Congress enacted the GENIUS Act, which established a federal regulatory framework for “payment stablecoins” and their issuers, as well as other payment stablecoin-related services and service providers. The federal banking agencies, including the FDIC, as well as the U.S. Treasury Department, have proposed various regulations to further implement the statute. Broader adoption of payment stablecoins as a payment and settlement alternative could impact demand for deposit products. Certain participants in the banking sector have expressed concern over permitting issuers of payment stablecoins, or their affiliates or related third parties, to pay forms of interest or rewards to customers relating to their transactions in payment stablecoins, arguing that this feature could contribute to deposit outflows from depository institutions. A substantial decrease in our deposit inflows, which is a primary source of our funding, could increase our cost of funds and reduce our net interest income.

In addition, the federal banking agencies and certain state banking regulators recently approved, and continue to receive, a substantial volume of applications by financial technology and digital asset companies for various forms of banking charters, including applications for national trust bank, industrial bank, or other special purpose bank charters. National trust banks, for example, generally do not accept deposits or engage in commercial lending and generally are not insured by the FDIC; consequently, such institutions are not subject to the full range of capital, liquidity, deposit insurance, and consumer compliance requirements applicable to full service insured depository institutions, including the Bank. These institutions may be able to offer fiduciary, custody, and transaction facilitation services, including those that involve stablecoins and other digital assets, that compete with similar products and services that we may offer while incurring less operational and compliance management-related cost than we generally incur. The increased incidence of de novo entry into the banking sector by competitors from the digital asset sector could increase competition for our customers and adversely affect our financial conditions and results of operations.

Further, the ongoing initiative by the CFPB to promote “open and decentralized banking” through its proposal of a personal financial data rights regulation could lead to greater competition for products and services among banks and nonbanks alike. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income and the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information provided by customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by, or on behalf of, customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements are accurate. We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our commercial clients. Our financial condition, results of operations, financial reporting and reputation could be materially adversely affected if we rely on materially misleading, false, inaccurate or fraudulent information.

The Bank’s reliance on brokered and reciprocal deposits could adversely affect its liquidity and operating results.

Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At September 30, 2026, the Bank had no brokered certificate deposits, an $80.5 million decline from t December 31, 2025. One of the Bank’s sources for brokered deposits is the Certificate of Deposit Account Registry Service (“CDARS”). At September 30, 2026, the Bank had $16.2 million in CDARS reciprocal deposits and$77.8 million in Insured Cash Sweep or ICS network deposits. These amounts are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Adherence to our internal policies and procedures by our officers and employees is critical to our performance.

Our internal policies and procedures are a critical component of our corporate governance and, in some cases, compliance with applicable regulations. We adopt internal policies and procedures to guide management and employees regarding the operation and conduct of our business. For example, we maintain policies regarding lending, cash flow analysis, appraisals, portfolio management, side cash collateral, and asset recovery, aimed at ensuring sound lending practices, mitigating risks, and monitoring the Bank’s loan portfolio.

We have uncovered instances of past noncompliance with internal policies which resulted in troubled loans. See “—A portion of the loans in our portfolio currently include exceptions to our loan policies and supervisory guidelines.” As a result, the Company has taken certain steps to assist current employees in understanding our internal policies and improving compliance with the expectations set forth in such policies and procedures. While the Company has implemented additional trainings and other remedial measures, we cannot assure you that employees will always adhere to our policies. Any ongoing or future deviation or non-adherence to these internal policies and procedures, whether intentional or unintentional, could have a detrimental effect on our management, operations or financial condition.

We could be adversely affected by material weaknesses in our internal controls.

In light of the results of the loan re-evaluation described elsewhere in this Quarterly Report on Form 10-Q, the Company is assessing its internal controls and considering whether any enhancements are needed. Any material weakness in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. We devote effort, time and resources to continually strengthen our internal controls and ensuring compliance with complex accounting standards and banking regulations, including as our corporate strategies change.

If we cannot favorably assess the effectiveness of our internal controls over financial reporting or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, we may be subject to additional regulatory scrutiny.

Under the rules of the FDIC and the SEC, Company management is required to prepare a report that contains an assessment by management of the effectiveness of our internal control structure and procedures for financial reporting (including the Call Report that is submitted to the FDIC) as of the end of each fiscal year. Our independent registered public accounting firm is also required to examine, attest to and report on the assessment of our management concerning the effectiveness of our internal control structure and procedures for financial reporting. The rules that must be met for management to assess our internal controls over financial reporting are complex and require significant documentation and testing and possible remediation of internal control weaknesses. As noted above, the Company is in the process of assessing its internal controls. Enhancing our internal controls and complying with regulatory requirements relating to internal controls may and likely will cause us to incur increased expenses and divert management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes deemed necessary to enhance our internal controls over financial reporting. In addition, in connection with the attestation process, we may encounter problems or delays in completing the implementation of any requested improvements in our internal controls or receiving a favorable attestation from our independent registered public accounting firm. If we cannot favorably assess the effectiveness of our internal control over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified attestation report on our internal controls, investor confidence and the price of our common stock could be adversely affected and we may be subject to additional regulatory scrutiny.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Bank’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), podcasts, social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Bank’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

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

Damage to the Company’s reputation could adversely impact our business.

The Company’s reputation is important to our success. Our ability to attract and retain customers, investors, employees and advisors may depend upon external perceptions of the Company. Damage to the Company’s reputation could cause significant harm to our business and prospects and may arise from numerous sources, including but not limited to litigation, compliance failures, cybersecurity incidents, errors in the use of AI, customer services failures, or unethical behavior or misconduct of employees, advisors and counterparties. In addition, third parties with whom the Company has relationships with may take actions the Company has limited control over that could negatively impact perceptions about the Company or the financial services industry. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Company’s reputation or result in greater regulatory or legislative scrutiny of or litigation against the Company. The proliferation of social media may increase the likelihood that negative information about the Company, whether or not accurate, could impact the Company’s reputation and business.

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

There has also been increased regulatory scrutiny – in the course of routine examinations and otherwise – and new policies and regulations directed towards banks of similar size to the Bank, designed to address the 2023 negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on credit quality, deposit composition, the level of uninsured deposits, losses embedded in our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Our critical accounting policies and estimates, risk management processes and controls rely on analytical and forecasting techniques and models, management judgments and assumptions about matters that are uncertain and may not accurately predict future events.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods, so they comply with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect management’s judgment of the most appropriate manner in which to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in our reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the allowance for credit losses and the fair value of financial instruments. Because of the uncertainty of estimates involved in these matters, we may be required to significantly increase the allowance for credit losses or sustain credit losses that are significantly higher than the allowance for credit losses provided or reduce the carrying value of an asset measured at fair value. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Our internal controls, disclosure controls, processes and procedures and corporate governance policies and procedures are based in part on certain assumptions and can provide only reasonable (not absolute) assurances that the objectives of the system are met. Any failure or circumvention of our controls, processes and procedures or failure to comply with regulations related to controls, processes and procedures could necessitate changes in those controls, processes and procedures, which may increase our compliance costs, divert management attention from our business or subject us to regulatory actions and increased regulatory scrutiny. Any of these could have a material adverse effect on our business, financial condition or results of operations.

Our business may be adversely affected by fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. While we have policies, procedures and controls designed to prevent such losses, these may be insufficient to accurately detect and prevent fraud, and losses may still occur. In the past, we have experienced losses due to fraud.

The level of fraud related charge-offs on our loans could be adversely affected if fraudulent activity were to significantly increase. Additionally, high profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our customers, and could materially and adversely affect our business, results of operations, financial condition, future prospects, cash flows and stock price.

We have established a full valuation allowance against our deferred tax assets, and there can be no assurance as to when, or whether, we will be able to realize the benefits of those assets.

In recent years, we experienced substantial operating losses. Under Section 172 (“Section 172”) of the Internal Revenue Code, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may “carry forward” our net operating losses (“NOLs”) in certain circumstances to offset any current and future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions. To the extent that the NOLs do not otherwise become limited, we believe that we will be able to carry forward a significant amount of the NOLs, and therefore these NOLs could be a substantial asset to us. If, however, we experience an ownership change under Section 382 of the Code, our ability to use the NOLs may be substantially limited, and the timing of the usage of the NOLs could be substantially delayed, which could therefore significantly impair the value of that asset.

In general, an ownership change occurs when, as of any testing date, the percentage of stock of a corporation owned by one or more “5-percent shareholders” as defined in Section 382(k) and the related Treasury Regulations, has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholder at any time during the three year period preceding such date. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all other persons who own less than 5% of a corporation’s stock are treated, together, as a single, public group 5-percent shareholder, regardless of whether they own an aggregate of 5% or more of a corporation’s stock. However, U.S. Treasury regulations provide circumstances which result in multiple public group 5-percent shareholders. If a corporation experiences an ownership change, it is generally subject to an annual limitation in the use of NOLs, which limits its ability to use its NOLs to an amount equal to the equity value of the corporation multiplied by the federal long-term tax-exempt rate. If we were to experience an ownership change, we could potentially have, in the future, higher United States federal income tax liabilities than we would otherwise have had, and it may also result in certain other adverse tax consequences to us.

As a result of the Company’s three-year cumulative loss position at the end of the third quarter of 2026, management established a full valuation allowance of approximately $59.9 million against its deferred tax assets, which affected our results of operations for the quarter. The release of this valuation allowance would have a positive impact on earnings and capital but is dependent on our ability to provide positive evidence of a return to sustained profitability. However, there is no assurance that we will be able to return to profitability or that the conditions that led to our losses will not return. Our ability to generate sustained profitability in the amounts necessary to realize our deferred tax assets against future taxable income depends upon general economic and market conditions, interest rates, and our ability to meet our strategic plans. In addition, if we are unable to generate adequate sustained profitability, we may be unable to release all or any portion of the valuation allowance, which would negatively impact our financial results. Accordingly, there can be no assurance as to when we will be in a position to recapture the benefits of our deferred tax assets.

Changes in applicable tax laws, regulations or administrative interpretations thereof may materially adversely affect our financial condition, results of operations and cash flows.

As a result of the Company’s three-year cumulative loss position at the end of the third quarter of 2026, management established a full valuation allowance of approximately $59.9 million against its deferred tax assets, which adversely affected our results of operations for the quarter. We analyze our deferred tax assets and liabilities to determine whether a valuation allowance is required based on whether it is more likely than not that such assets will be realized through future taxable income. This analysis requires significant management judgment regarding our historical earnings, expected future profitability and the timing of the reversal of temporary differences.

The tax authorities could challenge our interpretation of laws, regulations, and treaties, resulting in additional tax liability or adjustment to its income tax provision that could increase its effective tax rate. We are also subject to tax audits and examinations that could result in additional tax liabilities. Although we believe our tax positions are fully supported, an unfavorable resolution of the examination or any other tax audit or review could result in additional tax liabilities, interest or penalties and could have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to the Economy and Financial Markets

Changes in interest rates could hurt our profits.

Our profitability, like that of most financial institutions, depends to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowed funds. Accordingly, our results of operations depend largely on movements in market interest rates and our ability to manage our interest-rate-sensitive assets and liabilities in response to these movements. Factors such as inflation, recession, and instability in financial markets, among other factors beyond our control, may affect interest rates.

If interest rates rise, and if rates on our deposits and variable rate borrowings reprice upwards faster than the rates on our long-term loans and investments, we could experience compression of our interest rate spread, which would have a negative effect on our profitability. Conversely, decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs. Under these circumstances, we are subject to reinvestment risk, as we may have to redeploy such loan or securities proceeds into lower-yielding assets, which might also negatively impact our income. As of September 30, 2026, the Company maintained a slightly liability sensitive interest rate position.

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

As a result of inflationary pressures and the resulting rapid increases in interest rates in 2023 and 2024, our securities classified as available for sale carry unrealized net loss. The Company’s unrealized net loss on debt securities totaled $8.2 million on a pre-tax basis at September 30, 2026 and $3.3 million on a pre-tax basis at December 31, 2025. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses, which could negatively impact the Company’s capital, financial condition, and results of operations. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

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

Instability in global economic conditions and geopolitical matters could have a material adverse effect on our results of operations and financial condition. The macroeconomic environment in the U.S. is susceptible to global events and volatility in financial markets. For example, global conflicts (including the continuing conflicts involving Ukraine and the Russian Federation and those in the Middle East) or other similar events, as well as government actions or other restrictions in connection with such events, and trade negotiations between the U.S. and other nations could adversely impact economic and market conditions for the Company and its clients and counterparties. In addition, global supply chain disruptions may cause prolonged inflation, adversely impact consumer and business confidence, and adversely affect the economy as well as our financial condition and results.

Our customer activity is affected by changes in the state of the general economy and the financial markets, a slowdown or downturn of which could adversely affect demand for our loan services and our results of operations.

Our customer activity is intrinsically linked to the health of the economy generally and of the financial markets specifically. In addition to the economic factors discussed above, a downturn in the real estate or commercial markets generally, which might occur as a result of, among other things, an increase in unemployment, a decrease in real estate values, declining savings or a slowdown in housing demand, could cause our customers and potential customers to exit the market for real estate or commercial loans. As a result, we believe that fluctuations, disruptions, instability or downturns in the general economy and the financial markets could disproportionately affect demand for our residential and commercial loan products. If such conditions occur and persist, our business and financial results, including our liquidity and our ability to fulfill our debt obligations, could be materially adversely affected.

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

Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations.

Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. Again in 2024, Congress averted two more government shutdowns at the last minute. In part due to repeated debt- limit political standoffs and last-minute resolutions, in 2023 Fitch downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA, and the rating remained unchanged as of December 31, 2024. More recently, the market for U.S. Treasury securities has experienced heightened volatility, with yields on longer-term U.S. Treasury securities increasing to their highest levels in nearly two decades. Certain market participants have attributed these developments, in part, to growing U.S. government debt and budget deficits. The U.S. national debt surpassed $40 trillion for the first time in August 2026. Sustained increases in long-term interest rates on U.S. Treasury securities could impact our financial position or results of operations in various ways, including by reducing the value of securities we may pledge as collateral for borrowings, adversely affecting our liquidity risk management, or causing upward pressure on the market rates of interest for loan and deposit products that we offer to our customers, as discussed above. Additionally, a further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

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

Federal regulations generally require FDIC-insured depository institutions to meet several minimum capital standards, including by maintaining the following minimum capital ratios: a common equity Tier 1 capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8.0 percent, and a 4.0 percent Tier l capital to total assets leverage ratio. In addition to establishing the minimum regulatory capital requirements, the capital adequacy regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5 percent of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

The capital adequacy regulations allow certain qualifying community banking organizations with less than $10.0 billion in total assets to opt-in to the use of the community bank leverage ratio (“CBLR”) framework in lieu of compliance with generally applicable minimum capital standards. Under the CBLR framework, qualifying community banking organizations generally must maintain a minimum leverage ratio (tier 1 capital to average consolidated assets) of greater than 8.0 percent (lowered from 9.0 percent effective July 1, 2026) and adhere to limits on off-balance sheet exposures and total trading assets and liabilities. Such eligible institutions that elect to use the CBLR and maintain compliance with all applicable elements of the framework are considered to be well-capitalized under the definition set forth under the Prompt Corrective Action framework and also are deemed to have met the generally applicable minimum capital requirements and all other capital or leverage requirements to which the institution may be subject. The Bank elected to opt-in to the new CBLR, effective for the quarter ended March 31, 2020, and presently is in compliance with the requirements of the framework. At September 30, 2026, the Bank’s community bank leverage ratio was 8.99 percent. Failure to meet the qualifying criteria within the applicable grace period, or to maintain a leverage ratio of 8.0 percent or greater at all times, would require the Bank to comply with the generally applicable capital adequacy requirements.

The application of more stringent capital requirements likely will result in lower returns on equity and could require raising additional capital in the future or result in regulatory actions if we are unable to comply with such requirements.

We operate in a highly regulated environment, and we may be adversely affected by changes in federal, state and local laws and regulations.

We are subject to extensive regulation, supervision, and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on us and our operations. Additional legislation and regulations that may be enacted or adopted in the future, as well as the issuance of policy statements, interpretive opinions, or other written guidance by our regulators could significantly affect our powers and authority, which could have a material adverse effect on our financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on our results of operations and financial condition.

The USA PATRIOT and Bank Secrecy Acts (“BSA”) require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last few years, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, these policies and procedures may not be effective in preventing violations of these laws and regulations. Because we operate our business in the highly urbanized greater Newark/New York City metropolitan area, we may be at greater risk of scrutiny by government regulators for compliance with these laws.

The level of our commercial real estate loan portfolio subjects us to additional regulatory scrutiny.

We are subject to compliance with regulations establishing standards for safety and soundness with respect to our lending practices generally, as well as specific requirements relating to extensions of credit secure by real estate or made for the purpose of financing improvements in real estate. Additionally, the FDIC and the other federal bank regulatory agencies have jointly promulgated guidance on sound risk management practices for financial institutions with concentrations in commercial real estate (“CRE”) lending. Under the guidance, a financial institution that, like us, is actively involved in CRE lending is expected to perform ongoing risk assessments to identify CRE concentrations and, as may be appropriate or required based upon the findings of such assessments, to enhance its risk management systems. Certain financial institutions with heightened CRE concentration risk may be subject to supervisory scrutiny. This includes a financial institution that has experienced rapid growth in CRE lending, has a substantial exposure to a specific type of CRE, or that is approaching or has surpassed the following criteria: (i) total reported loans for construction, land acquisition and development, and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-owner occupied, non-farm, non-residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital where the outstanding balance of such loans has increased by 50% or more withing the prior 36 months. The purpose of the guidance is to assist banks in identifying CRE concentration risks and developing risk management practices and capital levels commensurate with the level and nature of concentrations. The guidance states that management is expected to employ effective risk management practices, including with respect to board and management oversight and strategic planning, development of underwriting standards, risk assessment processes and monitoring through market analysis and stress testing, that are appropriate for each institution based upon the level of CRE concentration risk assumed by an institution. Our regulators could require us to implement enhanced risk management controls consistent with their interpretation of the guidance that may result in additional costs to us or that may result in a curtailment of our CRE and multi-family lending and/or the requirement that we maintain higher levels of regulatory capital, either of which would adversely affect our loan originations and profitability.

At September 30, 2026, $1.75 billion, or 77.9 percent, of our loan portfolio consisted of commercial and multi-family real estate loans, excluding cannabis-related commercial real estate, and our commercial real estate concentration ratio was 411%. If our regulators were to impose restrictions on the amount of CRE loans we can hold in our portfolio, or require higher capital ratios as a result of the level of CRE loans held, our earnings would be adversely affected.

We are subject to the Community Reinvestment Act (the “CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties.

The CRA requires banking organizations, such as the Bank, to take certain actions to help meet the credit needs of the communities that they serve, specifically including low- and moderate-income communities. Additionally, Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. A successful regulatory challenge to an institution’s performance under the CRA or regarding its non-compliance with applicable fair lending laws and regulations could result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on mergers and acquisitions activity and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions, if brough against the Bank, could have a material adverse effect on our business, financial condition and results of operations.

Notably, the regulatory framework governing evaluation of CRA performance by banking organizations presently is somewhat unsettled. The federal banking agencies adopted an interagency final rule to modernize the CRA regulations in 2023; however, that rule was challenged and the agencies were enjoined from enforcing the amended regulation. Nevertheless, to date, the agencies have not formally rescinded the 2023 final rule. Further, on July 31, 2026, the OCC and the FDIC proposed a much narrower set of amendments to their CRA implementing regulations; however, the Federal Reserve did not join that proposal. We cannot predict the final form or timing of any amended CRA regulations, including whether differing standards may apply to certain institutions depending on their primary federal regulator, or the extent to which compliance will increase our costs or affect our CRA performance.

Future legislative or regulatory actions responding to perceived financial and market problems could impair our ability to foreclose on collateral.

There have been proposals made by members of Congress and other public officials that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.

Volatility in the banking sector in recent years has resulted in agency rulemaking activities and changes in agency policies and priorities that could subject the Company and the Bank to enhanced government regulation and supervision.

After the significant bank failures that occurred in 2023, the federal banking agencies enhanced their scrutiny of the banks’ risk management practices, including liquidity risk and interest rate risk management. The agencies concluded that a significant contributing factor to the failures of such institutions was the concentration of uninsured deposits, coupled with inadequate prudential regulation and supervision of regional banking organizations, poor management and inadequate risk management practices. Accordingly, the agencies enacted or proposed a variety of regulations and issued supervisory guidance to address these issues, including proposed amendments to capital adequacy regulations, long-term debt requirements, corporate governance and risk management standards for larger institutions, restrictions on banks’ acceptance of brokered deposits, and funding and liquidity risk management standards. Continued regulatory concern over possible future bank failures may lead to further governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. More recently, however, the federal banking agencies have withdrawn, rescinded or re-proposed a number of the initiatives described above, including the interagency climate risk principles and elements of the regulatory capital framework. The prospects, form and timing of any further regulatory changes are unclear at this time, and changes in either direction could increase our compliance costs or otherwise adversely affect our financial condition and results of operations

Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.

Various policymakers have adopted, or are considering adopting, requirements for companies to undertake various actions, such as disclosures, regarding climate and other environmental and social matters. Such requirements are not uniform and may be unevenly interpreted or applied (including the potential for novel interpretations of existing laws), which may increase the cost and complexity of compliance and any related risks. Simultaneously, some policymakers have adopted, or are considering adopting, requirements to constrain consideration of various environmental and social matters by financial institutions and other companies. Expectations on such matters continue to evolve quickly, including in some instances due to company size, sector, or otherwise. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how climate-related legislation and regulation will evolve and how any applicable statutory or regulatory requirements may affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential contribution to climate change by us or our industry could harm our reputation. Any of the foregoing could have a material adverse effect on our financial position, results of operations and cash flows.

Climate change is a significant topic of discussion and has generated and may continue to generate federal and other regulatory responses. In recent periods, however, the U.S. government has shifted its focus on climate-related policy in certain respects. For instance, in November 2025, the federal banking agencies rescinded their interagency Principles for Climate-Related Financial Risk Management, while the U.S. Securities and Exchange Commission has proposed to rescind its climate-related disclosure rules. In consideration of these factors and developments, we are uncertain of the ultimate impact, either directionally or quantitatively, of climate change and related regulatory responses on our business. The most direct impact is likely to be an increase in energy costs, adversely impacting consumers and their ability to incur and repay indebtedness. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

The federal banking agencies’ recent focus on fair access and anti-“debanking” measures may result in greater scrutiny of our customer onboarding and risk management practices.

In August 2025, the Trump Administration issued an Executive Order titled “Guaranteeing Fair Banking for All Americans,” which, among other things, directed the federal banking agencies to identify financial institutions believed to be engaged in “politicized or unlawful debanking,” including due to a customer’s political or religious beliefs, and to seek remedial actions if such debanking violates applicable law. The order also directed federal banking agencies to consider modifying regulations that could result in such debanking and, to the greatest extent permitted by law, remove reputation risk that could result in such debanking from any guidance documents, manuals or other materials. In response, the Small Business Administration (“SBA”) required SBA lending-program participants to provide certain information and certifications, and the FDIC sent requests to the largest FDIC-supervised institutions and conducted a review of their policies and procedures. The federal banking agencies subsequently announced the removal of reputation risk from their supervisory and examination materials, and the OCC and FDIC finalized a regulation prohibiting the staff of those agencies from citing reputational risk as a basis for supervisory criticisms or adverse actions. As a result of the implementation of this Administration policy, and corresponding actions by the federal banking agencies, although the agencies’ are now somewhat more limited in their ability to criticize or take supervisory or enforcement actions against the Bank, our ability to make risk-based decisions regarding the persons and entities with which we may transact and, in particular, any decision to cease transacting with certain customers, may attract scrutiny from our regulators and/or require us to assume certain risks that may adversely impact our financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Environmental reviews of real property before initiating foreclosure may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s business, financial condition and results of operations.

STRATEGIC RISKS

Strong competition within our market area may limit our growth and profitability.

Competition is intense within the banking and financial services industry in New Jersey and the New York metropolitan area. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources, higher lending limits and offer services that we do not or cannot provide. This competition makes it more difficult for us to originate new loans, retain and attract new deposits, and may make it difficult for us to recruit and retain talent. Price competition for loans may result in originating fewer loans or earning less on our loans. Price competition for deposits may result in a reduction of our deposit base or paying more on our deposits.

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

Significant turnover or instability within the senior management team may disrupt strategic execution, impact employee engagement, and adversely affect business performance.

We have recently experienced significant turnover at the executive and board of director level of the Company and the Bank, including the departure of our Chief Executive Officer, Chief Risk Officer, Chief Lending Officer, and Head of Retail, alongside several director retirements in recent years. In October 2026, the Company appointed two new independent directors and a new Executive Vice President, Chief Legal Officer and Corporate Secretary, and announced a further reorganization of its executive leadership team, including the transition of our Chief Operating Officer to the newly established role of Chief Banking Officer of the Bank, the transition of our Chief Compliance Officer to Chief Administrative Officer of the Bank, the appointment of a new Chief Risk Officer of the Bank, and the appointment of our Chief Accounting Officer as the Company’s principal accounting officer.

There may be additional resignations and appointments in our senior management team in the future. Executive leadership transitions can be inherently difficult to manage and may cause disruption to our business. Executive leadership and senior management transitions often have other talent impacts, including as new management implements any changes to corporate strategies or processes. In addition, management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution, and our results of operations and financial condition could be negatively impacted as a result. The loss of services of one or more other members of senior management, or the inability to attract qualified permanent replacements, could have a material adverse effect on our business. If we fail to successfully attract and appoint permanent replacements with the appropriate expertise, we could experience increased employee turnover and harm to our business, results of operations, cash flow and financial condition.

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

Our future success depends on the success and growth of the Bank.

Our primary business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, our future profitability will depend on the success and growth of this subsidiary. The continued and successful implementation of our growth strategy will require, among other things, that we increase our market share by attracting new customers that currently bank at other financial institutions in our market area. In addition, our ability to successfully grow will depend on several factors, including favorable market conditions, the competitive responses from other financial institutions in our market area, and our ability to maintain good asset quality. While we believe we have the management resources, market opportunities and internal systems in place to obtain and successfully manage future growth, growth opportunities may not be available or may be limited due to changes in our strategies (including, but not limited, to ceasing to originate certain types of loans as explained above), and we may not be successful in continuing our growth strategy. In addition, continued growth requires that we incur additional expenses, including salaries and data processing expense. Many of these increased expenses are considered fixed expenses. Unless we can successfully continue our growth, our results of operations could be negatively affected by these increased costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement”.

ITEM 6. EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Officers’ Certification filed pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation LinkBase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition LinkBase
Exhibit 101.LAB	XBRL Taxonomy Extension Label LinkBase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation LinkBase
Exhibit 104	Cover page Interactive Data File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BCB BANCORP, INC.

Date: November 6, 2026	By:	/s/ Thomas M. O’Brien
Thomas M. O’Brien
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2026	By:	/s/ Jawad Chaudhry
Jawad Chaudhry Chief Financial Officer
(Principal Financial Officer)